Form 10QSB
period 2007-03-31
1st Home Buy & Sell Ltd.
filed 2007-08-30
CIK 1389415

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________________

FORM 10 – QSB
___________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-142856
_____________________________________________________________

1st Home Buy & Sell Ltd.
(Exact name of registrant as specified in its charter)

Nevada	APPLIED FOR
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

14199 – 32A Avenue, Surrey, BC CANADA V4P 3P4
 (Address of principal executive offices including zip code)

(604) 541-4173
(Registrant’s telephone number, including area code)

CSC Services of Nevada, Inc., 502 E. John Street, Carson City, NV 89706
 (Name and address of agent for service)

(775) 882-3072
(Telephone Number, including area code, of agent for service)

with a copy to:
Luis Carrillo, Esq.
SteadyLaw Group, LLP
501 W. Broadway, Suite 800
San Diego, CA 92101
Telephone (619) 399-3090
Telecopier (619) 330-1888

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 5,000,000 shares of common stock, $.001 par value per share, as of August 29, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Quarterly Report on FORM 10-QSB For The Period Ended
March 31, 2007

1st Home Buy & Sell Ltd.

PART I.
Item 1.  FINANCIAL STATEMENTS

1ST HOME BUY AND SALE LTD.

BALANCE SHEET (CONSOLIDATED)
March 31, 2007
(In Canadian Dollars)

UNAUDITED
ASSETS
Current Assets
Cash	$ 40,606
Accounts receivable	797
Prepaid expenses	440
Total current assets	41,843
Equipment, net of accumulated depreciation of $ 23,246	3,879
Patents, net of accumulated depreciation of $ 249	5,690
Shares in Subsidiary Company	100,000
$ 151,412
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	9,858
Shareholders’ loans	1,796
Total current liabilities	11,654
Demand Loan Payable	153,176
Stockholders' Equity (Deficit)
Preferred stock, USD $.001 par value; 10,000,000
shares authorized; no shares issued or outstanding	-
Common stock, USD $.001 par value; 100,000,000 shares authorized;
Issued: 5,000,000 shares	5,577
Additional paid-in capital	100,100
Retained earnings (deficit)	(119,095)
Total stockholders' equity (deficit)	(13,418)
$ 151,412

1ST HOME BUY AND SALE LTD.

STATEMENTS OF OPERATIONS (CONSOLIDATED)
For the Three and Nine Months Ended March 31, 2007 and 2006
(In Canadian Dollars)

UNAUDITED
	Three Months Ended Mar 31		Nine Months Ended Mar 31
	2007	2006	2007	2006
Revenue	$8,444	$4,515	$32,579	$12,160
Expenses
General and administrative	44,927	5,271	140,636	16,424
Interest	600	139	1,668	434
	45,527	5,410	142,304	16,858
Net income (loss)	$(37,083)	$(895)	$(109,725)	$(4,698)
Net income (loss) per common share (basic and
fully diluted)	$(0.01)	$0.00	$(0.02)	$0.00
Weighted average number of common
shares outstanding	5,000,000	-	5,000,000	-

1ST HOME BUY AND SALE LTD.

STATEMENTS OF STOCKHOLDERS' EQUITY (CONSOLIDATED)
For the Period Ended March 31, 2007
(In Canadian Dollars)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, July 1, 2006	5,000,000	$5,577	$100,100	$(9,371)	$96,306
Net profit (loss) for the period				(28,782)	(28,774)
Balances, September 30, 2006	5,000,000	$5,577	$100,100	$(38,153)	$67,524
Net profit (loss) for the period				(43,861)	(43,861)
Balances, December 31, 2006	5,000,000	$5,577	$100,100	$(82,014)	$23,663
Net profit (loss) for the period				(37,082)	(37,082)
Balances, December 31, 2006	5,000,000	$5,577	$100,100	$(119,095)	$(13,418)

1ST HOME BUY AND SALE LTD.

STATEMENTS OF CASH FLOWS (CONSOLIDATED)
For the Nine Months Ended March 31, 2007 and 2006
(In Canadian Dollars)

UNAUDITED
	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$(109,725)	$(4,698)
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
Depreciation	849	401
Changes in operating assets and liabilities		-
Accounts receivable	(797)	-
Prepaid expenses	(440)	-
Accounts payable and accrued expenses	7,858	(31)
Net cash flows from operating activities	(102,255)	(4,328)
Cash Flows from Investing Activity
Purchases of Equipment	(2,567)	-
Purchase of shares in subsidiary	(100,000)	-
Patents	(5,939)	-
Net cash flows from investing activities	(108,506)	-
Cash Flows from Financing Activities
Proceeds from shareholders’ loans	6,442	3,933
Payments on shareholders’ loans	(16,997)	-
Proceeds from demand loans	153,176	-
Payments on demand loans	-	-
Share Capital	5,477	-
Additional Paid-in Capital	100,100	-
Net cash flows from financing activities	248,198	3,933
Change in cash	37,437	(395)
Cash, beginning of the period	3,168	748
Cash, end of the period	$40,606	$353
Cash paid for interest expense	$600	$434
Cash paid for income taxes	$-	$-

NOTES TO FINANCIAL STATEMENTS
(In Canadian Dollars)
March 31, 2007

Note 1.  The Company and Significant Accounting Policies

The Company

1st Home Buy and Sell Ltd. (the “Company”) was incorporated under the laws of the state of Nevada.  The Company, through its subsidiary Pacific Coast Development Corp. (“PCD”), operates a discount real-estate agency in Surrey, British Columbia, offering a do-it-yourself style of home buying and selling through the Canadian Multiple Listing Service (MLS®).

Effective July 1, 2006, the Company acquired a 70% interest in Pacific Coast Development Corp. (“PCD”), a British Columbia corporation. This acquisition is described in more detail in Note 2.

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-QSB, and with Regulation S-B.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited annual financial statements for the year ended June 30, 2006 and the unaudited financials for the 3 months ended September 30, 2006 and the 6 months ended December 31, 2006.

Revenue Recognition

Revenue is recognized in the period in which it is received or receivable if the amount receivable can be reasonably estimated and its collection is reasonably assured.

Trust Accounts

The corporation does not reflect the trust bank account and the trust liabilities in the financial statements.  As at March 31, 2007, the corporation had, in trust, $ NIL for its clients

Earnings per Share

Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.  As of March 31, 2007, the loss per share was approximately $0.02

Reporting Currency

All of the Company's transactions are denominated in Canadian currency so the Company has adopted the Canadian dollar as its functional and reporting currency.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "general and administrative expenses" in the statement of operations, which amounts were not material for the reported period.

Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from these estimates.

Income Taxes

The Company accounts for income taxes under the asset and liability method.  Under this method, deferred assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.  The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income

New Accounting Pronouncements

There are no new accounting pronouncements expected to have a material effect on the Company's accounting policies or financial reporting.

Note 2.  Acquisition

Effective July 1, 2006, the Company entered into a convertible debenture agreement with Global Developments Inc. to borrow USD $91,000 (CDN$ 103,112) for the sole purpose of acquiring a non-dilutive 70% interest in Pacific Coast Develop Corp (“PCD”), a British Columbia corporation.

Prior to the acquisition, 1st Home Buy and Sell Ltd. was a non-operating shell with no revenue or expenses. The Balance Sheet of the Company prior to the acquisition was as follows:

Cash	$103,112
Advance to Shareholders’	5,577
Total Assets	$108,689
Long-term debt	103,112
Total Liabilities	103,112
5,000,000 Founder’s Shares Issued at Par Value	5,577
$108,689

Effective as of the date of the acquisition (July 1, 2006), the Company paid PCD CDN $100,000 in cash for 233 common shares of PCD (par value CDN $1.00).

The Balance Sheet of the Company post-acquisition was as follows:

Cash	$3,112
Advance to Shareholders’	5,577
Shares in Pacific Coast Development	100,000
Total Assets	$108,689
Long-term debt	103,112
Total Liabilities	103,112
5,000,000 Shares Issued at Par Value	5,577
$108,689

The assets acquired and liabilities assumed of PCD are as follows:

Cash	$3,168
Vehicles and equipment, net	1,912
Total Assets	$5,080
Accounts payable and accrued expenses	2,000
Owing to Shareholders’	12,351
Total Liabilities	14,351
100 Shares Issued at Par Value	100
Retained earnings	(9,371)
$5,080

The Balance Sheet of PCD as a result of the acquisition was:

Cash	$103,168
Vehicles and equipment, net	1,912
Total Assets	$105,080
Accounts payable and accrued expenses	2,000
Owing to Shareholders’	12,351
Total Liabilities	14,351
333 Shares Issued at Par Value	333
Additional Paid-in Capital	99,767
Retained earnings	(9,371)
$105,080

Therefore, the Consolidated Balance Sheet of 1st Home Buy and Sell Ltd. as a result of the acquisition is:

Cash	$106,280
Vehicles and equipment, net	1,912
Shares in Pacific Coast Development	100,000
Total Assets	$208,192
Accounts payable and accrued expenses	2,000
Shareholders’ Loan	6,774
Long Term Debt	103,112
Total Liabilities	111,886
5,000,000 Founder’s Shares Issued at Par Value	5,577
Additional Paid-In Capital	100,100
Retained earnings	(9,371)
$208,192

Since the Company had no revenue or expenses prior to the acquisition, all proforma historical results are those of PCD.

Note 3.   Subsequent Events

There were no subsequent events expected to have a material effect on the Company's accounting policies or financial reporting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Background

On August 10, 2006, 1st Home Buy & Sell Ltd. was formed as a Nevada corporation.  Initial operations commenced under the name Pacific Coast Development Corp., a British Columbia corporation operating out of Surrey, British Columbia.  Prior to incorporating, we acquired, on July 1, 2006, a 70%, non-dilutive interest in PCDC in exchange for $100,000.   This pre-incorporation contract with PCDC was ratified by our Board of Directors immediately after we were formally incorporated on August 10, 2006.

The Company conducts all operations through its majority owned operational subsidiary, PCDC. The acquisition of PCDC shall be referred to hereinafter as the “PCDC Transaction.”

Overview

Over the years the Multiple Listing Service (“MLS”) has grown in status to become a virtual monopoly for the marketing of real estate throughout North America. In Canada, www.mls.ca currently receives more than 4 million page views per day. In recent years with advancements in technology, and in particular the invention of the internet, many industries have seen efficiencies created that have reduced costs for their product or service that has benefited the consumer. This has yet to occur with the MLS.

The current MLS system was developed decades ago before the internet existed, at a time when real estate values were relatively low from a historical perspective. Today, commissions are paid to real estate agents based on a percentage of the sale price. As the real estate market matures, and with inflation, the cost of the real estate transaction has escalated to the point where consumers believe they are not receiving value for money.

The real estate industry in North America is composed of more than 1.2 million real estate agents. More than 7 million homes are sold annually through the MLS, accounting for more than 80 billion dollars in commissions annually (not including industrial, commercial and investment properties).

The infrastructure and operations of 1st Home Buy and Sell Ltd. provide consumers with a groundbreaking approach to using leading edge technology to reduce the cost of the real estate transaction, so that we can provide our customers with unparalleled value for money.

With the protection afforded by the Competition Act of Canada, and similar Anti-Trust legislation in the United States, 1st Home Buy and Sell’s goal is to:

•
Patent a new business process for MLS that will bring together technological advances and innovative business methods to create efficiencies in the MLS system that will substantially reduce the cost of the real estate transaction for both residential and commercial properties;

•
combine existing VOW/IDX technology with For Sale By Owner (FSBO) listings, creating a new more comprehensive MLS that allows consumers to search MLS listings and FSBO listings on the same web site (as well as offer many other ancillary services such as a mortgage center, home advertised through MLS), inspection services, legal services, appraisal services etc., that are not currently available or advisable.

While 1st Home Buy and Sell will initially focus on the Canadian market, ultimately the company’s goal is to service the American market as well. Initially 1st Home Buy and Sell’s marketing will be concentrated in the province of British Columbia. After establishing a market presence in British Columbia, the Company will expand its market base to other major centers across Canada.

As part of our effort to provide consumers with a more personalized experience, the Company has secured the domain www.homebuyandsell.com, which will function as our principal website, to tailor to the specific buying and selling needs of our customers.  The Company’s website is fully operational.

We are not a “blank check company,” as we do not intend to participate in a reverse acquisition or merger transaction. A “blank check company” is defined by securities laws as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

Our offices are located at 14199 – 32A Avenue, Surrey, BC CANADA V4P 3P4 (604) 541-4173.

General

We were incorporated in the State of Nevada on August 10, 2006. Our statutory registered agent in Nevada is CSC Services of Nevada, Inc., 502 E. John Street, Room E, Carson City, Nevada 89706. Our business office is located at 14199 – 32A Avenue, Surrey, BC CANADA V4P 3P4.  Our telephone number is (604) 541-4173.

We envision becoming North America’s leader in providing “Limited Service Listings” on MLS, and enable customers to sell their property on the MLS using electronic bidding and offers over the internet.

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change.

Business Description

Services

We intend to enable customers to sell their property on the MLS using electronic bidding and offers over the internet.

Phase 1 –Patenting of New Business Process

Phase 1 of the business plan involves the patenting of a new business process involving how listings and sales will be completed on MLS. The new business process will take full advantage of technological advances to streamline the real estate transaction, encourage direct contact between Buyers and Sellers, will reduce the cost of the real estate transaction, and will involve the following features:

1.	Pricing Model:

1(a).           Traditional Pricing Approach: The current realtor community has used its position with the MLS to maintain its preferred pricing model. The current pricing model charged to the vast majority of Sellers to gain access to the MLS system is based on a percentage of the ultimate selling price of the property (though there are now numerous “flat fee” MLS service providers in the marketplace as well). The percentage based commission structure was developed decades ago when home prices were very low in comparison to today. With the inflation of real estate prices over time, this system of how property Sellers are charged to access the MLS has not changed, and has become a significant cost in the real estate transaction. This is particularly disadvantageous to those with low equity positions who rely to a large degree on financing their property ownership.

1(b).           New Pricing Model (and Payment Process):  The pricing model for this new process is set up to take full advantage of new technologies to maximize savings in the transaction. Fees charged will be based on time of use, or the amount of activity received on a particular listing, or a combination of both time and activity on the listing, rather than percentage based or flat fee. This creates greater affordability, with the Sellers still having the option to decide whether any commissions/fees would be offered to realtors who bring offers on the property.

2.            Listing Process

2(a.)           Traditional Listing Approach: A realtor meets with a prospective Seller (this could be a seller of a residential home, commercial building/strata space, or commercial office, retail or warehouse space for lease).  The realtor assists the Seller in completing the standard real estate board Multiple Listing Service forms (usually consisting of the following: Multiple Listing Service contract, Data Input Sheets (information on the property), an Agency Disclosure Form/Working With A Realtor form); the completed forms are signed by the Seller and the “Listing Agent”/ Realtor A copy of the MLS Contract is given to the Seller, a copy is sent to the relevant Real Estate Board, and a copy is retained by the Listing Agent Realtor. The real estate board then enters the data from the completed listing forms on to a computer data base. Realtors can then access detailed information on the properties within a “realtor only” web site. The general public can also access only a portion of the information on a separate public real estate web site which publishes only the listing realtor's contact information so as to encourage the members of the public to contact the listing realtor to obtain more specific information on the property, and to make appointments to view the property through the listing agent. The current system is designed to place the realtor at the centre of all real estate transactions, and discourages any direct contact between buyers and sellers, and is inflationary to the cost of the real estate transaction.

2(b.)           New Listing Process:  Real Estate board MLS Listing Forms will be sent via e-mail to Sellers who call an (800) number, or will be downloaded directly from our web site. Sellers will complete the MLS listing forms on their own with assistance available on an as needed basis. Once the listing forms are completed, the Seller signs the forms and faxes them to our office, where the listing forms are reviewed for completeness and accuracy. Follow-up phone calls are made to the Seller regarding any deficiencies prior to sending the listing forms to the real estate board for entry into the MLS database.

3.           Communication Process:

3(a).            Traditional Communication Approach: Currently all communication is generally between Listing Agents and Buyers Agents, with no direct communication between Buyers and Sellers.

3(b).            New Communication Process:  A key part of the new communication process will involve the placement of the Sellers name and contact information at the beginning of the public remarks section of the MLS listing contract. This listing  information will then be entered into the MLS database and posted to the public MLS web site where interested parties can readily see the Sellers contact information, and can contact the Seller directly for additional information.

4.            Offer Process:

4(a)            Traditional Offer Approach: Offers are drafted by Buyers Agents (realtors representing the Buyers in the transaction) and presented to the Listing Agent. The listing Agent then presents the offer to the Seller for consideration. Any counter-offers are drafted by the Listing Agent, then presented to the Buyers Agent, who then presents the counter-offer to the Buyer. This process which maximizes the realtor involvement continues until an accepted offer is obtained. Copies of the accepted offer are distributed to all parties involved (including both Listing Agent and Buyers Agent); The Buyers Agent then usually obtains a deposit from the Buyer (which is then placed in a realtor trust account and held as a stakeholder) and forms part of the purchase price on the completion date for the sale of the property. If subjects are to be removed prior to the accepted offer becoming binding, the Buyers and Sellers then will initiate actions to satisfy any conditions within a specified time frame; if and when all subject conditions are satisfied, the Buyers Agent will in most cases prepare a subject removal form (using a standardized real estate board form) have the relevant parties sign the subject removal form, and distribute copies to all parties.  From here the Buyer and Seller will have their respective lawyers/notaries complete the documents necessary to receive the funds and complete the property transfer.

4(b) New Offer Process:  Once a buyer is found who is interested in placing an offer, Buyers will have several options to prepare the offer. If the buyers are working with a Buyers Agent, the Buyers Agent will prepare the offer. However, if the Buyer is dealing directly with the Seller:

i.    The Buyer will be able to click on a link on the MLS listing page (on the Public MLS web site) containing the property listing. The link will take them to a web site that will put the Buyer in contact with an independent lawyer who will prepare the offer for the Buyer;

ii.  The Buyer will be able to obtain standardized real estate board Contracts of Purchase & Sale by calling a 1(800) line, and the contracts will be sent to the Buyer via e-mail or fax; Buyers will also be able to call the 1 (800) help line for assistance in preparing the offer;

iii.    The Buyer will also be able to click on a link on the MLS listing page (on the Public MLS web site) containing the property listing. The link will take them to a web site that will guide them through the preparation of an offer using standardized real estate board contracts and standard real estate board approved clauses. The completed offer can be printed signed and presented to the Seller in person, or can be printed , signed, and scanned for electronic delivery to the Seller via the internet using e-mail (note: digital signatures will also be used to streamline the process where possible);

iv.    If the particular listing is being sold using an auction method. The Buyer be able to click on a link on the MLS listing page (on the Public MLS web site) containing the property listing. The link will take them to a web site that will allow the Buyers to make bids via an auction process electronically over the internet.  The electronic auction will also include features such as a “Buy it Now Price”, and a “Make your Best Offer” button.

5.           Signage Process:

5(a) Traditional Signage Process: Realtors who list properties currently place their own listing signs on the property with their own contact information (the signs sometimes include the MLS #). The purpose here is to place the realtor in the position of middleman, controlling all contact with potential buyers so that there is no direct contact between buyer and seller. This continues to position the realtor in a control position, and consequently allows the realtor to inflate the value of the service provided.

5(b) New Signage Process: The new signage process encourages direct contact between Buyers and Sellers by having the owner place their own sign on the property with their contact information along with the MLS# on the sign. This will direct calls from prospective Buyers directly to the property owner. Buyers will also be able use the MLS # to look up additional information on the property without engaging a realtor middleman.

Corporate Objectives

•	Complete the pending US and Canadian patent process.

•	Create Corporate web site

o	Use IDX / VOW technology to download entire MLS onto web site for content.
o
Pursue partnerships with FSBO companies to offer their customers Limited Service Listings on MLS as a value added service; and to offer their content on this new web site so that consumers will be able to search both FSBO and MLS listings on the same site.

•	Develop a marketing campaign

o	concentrate initial marketing efforts in the BC market where current real estate licensing, and real estate board membership is already in place;
o	later spread across Canada, and later expand into US markets;

•	Pursue partnerships with developers, who will be able to take advantage of MLS exposure for a nominal fee, and who will create repeat business to foster cash flow

•
To Create Corporate Identity and Brand Recognition - As in any business it is essential to establish brand recognition and brand preference in order to ensure long term profitability.  1st Home Buy and Sell Ltd. is committed to reinvesting a portion of all corporate revenues to an ongoing marketing campaign using traditional sources of media such as billboards, radio, TV and news print in order to create this brand recognition and preference;

•
Affordability - By using the power of the internet combined with effective marketing, 1st Home Buy and Sell Ltd. will strive to be the most cost effective and reliable service for property owners to effectively market their properties (residential or commercial) on the MLS.

Industry Background

Currently, the marketing for residential and commercial real estate in the United States and Canada is controlled by national and regional real estate firms, all of which offer a high degree of service. However, there is no real competition on price offered to the consumer as all of these companies charge the same rates of commission in a given market area. Property owners have no real alternative but to pay such fees in order to gain access to the MLS. Up until now it has been possible for these firms to monopolize the market because the MLS is a closed system, and it is not cost effective for an individual property owner to market his/her own property.

However, with the protection afforded by the Competition Act in Canada, and similar Anti-trust laws in the United States, the doors are open for licensed real estate companies to offer limited service listings at nominal fees to consumers so that they can access the closed MLS system without paying excessive commissions. Through 1st Home Buy & Sell Ltd., property owners can now be empowered with the ability to market their property on MLS in a cost effective manner. Through “Limited Service Listings” 1st Home Buy and Sell Ltd. provides: basic advice to assist the Seller through the sales process, real estate sales data information and reports, and basic administrative services. Sellers can also utilize other professional services such as lawyers and appraisers on a fee for service basis to assist them in the process as needed.

The Canadian Real Estate Association (CREA) and its American counterpart, the National Association of Realtors (NAR), have been actively building a presence on the internet for the past several years in an effort to preserve their dominance of the industry, and discourage attempts by others to by-pass the traditional middleman role of the real estate agent. Over the next 5 to 10 years their efforts will only be partially successful as market forces will eventually prevail driving them to restructure (likely to rebate/discounting or fee for service) as more and more property owners turn to well organized and cost effective licensed discount real estate firms, and FSBO marketing services.

There are also several trends to consider which indicate that these types of statistics will only increase in the future:

o	The continual growth of internet users

o
(Note: that in 1999 when www.MLS.ca was first launched, the web site recorded  approximately 200,000 page views per day, in 2003 the site recorded more than  4,000,000 page views per day and is steadily rising);

o	According to the National Real Estate Board only 28% of home buyers used the internet to start their search for real estate in the year 2000. That number has skyrocketed to over 78% in 2005;

o	Today’s consumers are more knowledgeable, educated and informed than ever before;

o	Internet use is heavy and prevalent among younger generations.

The real estate market is changing in North America, mainly as a result of the internet.  In the past, property owners were limited to marketing their property through the MLS system controlled by Realtors, or advertising their property themselves using traditional advertising mediums which were costly and ineffective.  As a result of the World Wide Web, a number of new concepts have developed.  The For Sale by Owner (FSBO) and the Discount Realtor (many offering Flat Fee MLS services) both have emerged as alternatives to the full commission structured Realtor.

Competition

We face intense competition from a well established and used system in the MLS which places us at a competitive disadvantage since they are more established. Many of these Realtors have been working the referral business among themselves for years and will be reluctant to change the procedure of doing business. Many of these competitors will have greater customer bases, operating histories, financial, technical, personnel and other resources than we do at this time. There can be no assurances we will be able to break into this industry offering a new type of listing service.

In British Columbia, the predominant discount MLS services are:

•	erealty.ca
o	erealty charges an initial listing fee of $250 and .5% commission upon sale. At an average home sale price in the lower mainland of $450,000, total fees would add up to $2,500 (plus GST);

•	1% Realty
o
1% X Selling price (Minimum Fee is $5000), plus disbursements (i.e. advertising – approx. $50 per week X 12 weeks= $600), plus MLS Fees charged by the local Real Estate Board, plus catalogue fees, plus a one time $300 administration fee (Note: the listing fee is split 50/50 with the Buyers Agent;

•	Canada Best Buy Realty
o	Charge $695 upfront for an MLS Flat Fee Listing
o	Catch is that customers have to use Canada Best Buy as their Buyers Agent when they purchase their home.

1st Home Buy and Sell will position itself to be the price leader in discount MLS service offering “Limited Service Listings” on MLS for a weekly fee. Listings will include: up to 9 photos, a detailed listing of the home, telephone and e-mail support to assist the Seller through the selling process, sales data reports, administration for any changes required to the listing, Contracts of Purchase & Sale, Property Condition Disclosure Statements, access to a national service partner directory (lawyers, appraisers, home inspectors, mortgage services etc).

Intellectual Property

We regard our intellectual  property as critical to our success, and we intend to rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with  our  employees, customers, independent contractors, partners and others to protect our intellectual property rights.

Patent  applications  for the  protection of our  technology  for a new approach to MLS listings have been filed with the United  States Patent and Trademark Office and with the Canadian Intellectual Property Office.

We cannot assure you that the steps we have taken to protect our proprietary rights  will  be  adequate  or  that  third   parties   will  not   infringe  or misappropriate  our  patents,  copyrights,  trademarks  and similar  proprietary rights.  In addition,  we cannot  assure you that other  parties will not assert claims of  infringement  of intellectual  property or alter  proprietary  rights against us.

Description of Property

Our executive office is located at 14199 – 32A Avenue in Surrey, B.C., Canada, V4P 3P4, which is also the residence of our Chief Operating Officer. We utilize approximately 750 square feet of space, and we have no lease. We believe that this existing space is adequate for our current needs. Should we require additional space, we believe that such space can be secured on commercially reasonable terms.

Estimated Market Size & Potential Revenue

There were approximately 800,000 listings on the Multiple Listing Service (MLS) in Canada in 2005. (Source - Canadian Real Estate Association).  The National Association of Realtors in the U.S. reported that there were just over 7 million home sales in 2005.

Our long term goal for Canada is to achieve a market share of 5% of all homes listed for sale. This would account for approximately 40,000 listings.  With respect to the United States, our goal is to allow for expansion into selected markets within the US where potential is much greater for revenue growth. There are approximately 7 million homes being sold in the US each year. At a future market share of just 3% of the US market would equate to 210,000 listings, generating additional revenues.

Marketing Strategy

Phase 1

•	Pursue marketing efforts in the British Columbia market to create market awareness, develop initial market share, proof of concept, and develop cash flow;

•
Attract the average homeowner wishing to sell their homes with promotional offers and incentives. The company will concentrate marketing activities beginning initially in Vancouver then expand into two to three selected major Canadian market areas. Marketing activities will be expanded on a region-by-region basis until all major Canadian markets are serviced;

•	Pursue relationships/partnerships with FSBO companies that can offer 1st Home Buy & Sell Ltd. MLS access as a value added service;

•
Pursue high profile local developers offering early adopters discounts in exchange for listings on the site. This will not only provide the early content for the site, but it will create credibility with consumers;

•	Since our patent process is underway, pursue discussions with online auction sites for development of the online bidding / offer process for MLS;

•	Target homebuilder associations (i.e. The Greater Vancouver Home Builder Association) and developer based organizations such as the Urban development Institute with pre-opening specials;

•	Create early market awareness by using free publicity. i.e. radio talk shows, community television, and newspaper columnists;

•
To use traditional media such as radio, print advertising, television and billboard advertising.  Create market awareness in a media blitz in an attempt to capture market share and reach an early subscriber base in each market area.

Phase 2

•
Once established in the major market areas in Canada, 1st Home Buy & Sell Ltd. will seek to expand into the US market areas concentrating initially in larger urban centers in the Northwest, such as Seattle, Tacoma, Portland, etc.;

•
Pursue development of the commercial listings market (i.e. office space for lease, retail space for lease, warehouse space, etc.). These types of listings offer the potential for increased cash flow as they will typically list for longer periods of time, and offer the potential to become repeat customers.

The real estate industry will be going through some dramatic changes over the next several years as the new economy reshapes the old. 1st Home Buy & Sell Ltd. will be part of the technological revolution that is reshaping our economy and is positioning itself to capitalize on the changes that are beginning to take place in the real estate industry. By raising the necessary capital as outlined in this business plan 1st Home Buy & Sell Ltd. will be able to: complete the pending patent applications, with the creation of a comprehensive web site for residential and commercial real estate offering Limited Service Listings on MLS, the forming of strategic partnerships, implement a step by step marketing plan to create a national corporate identity and brand recognition, and ultimately take the company public creating excellent shareholder value, liquidity and cash flow.

Government Regulation

We are not currently subject to direct federal, state, provincial, or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

International

We may become subject to the laws and regulations of other countries, including with respect to transportation, privacy and consumer and online regulation. These may impose additional costs or other obligations on us.

Future Regulation

Federal, state, provincial or other governmental agencies may adopt new laws, regulations and policies regarding a variety of matters that could affect our business or operations. We cannot predict what other matters such agencies might consider in the future, or what the impact of such regulations might be on our business.

Employees

As of March 31, 2007, we employed one (1) person on a full-time basis.

Subsequent to year end, and as of March 31, 2007, we employed one (1) person on a full time basis and one (1) person on a part time basis.

Because of the nature of our business, we do not expect to hire any new employees in the foreseeable future, but anticipate that we will be conducting most of our business through agreements with consultants and third parties.

Reporting Currency

All of the Company’s transactions are denominated in Canadian currency so the Company has adopted the Canadian dollar as its functional and reporting currency.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “General and Administrative Expenses” in the statement of operations, which amounts were not material for 2006 or 2005.

The Department of Corporation Finance in its advisory letter titled International Financial Reporting and Disclosure Issues, dated May 1, 2001 has stated, “Regulation S-X presumes that a US-incorporated registrant will present its financial statements in US dollars. In rare instances, the staff has not objected to the use of a different reporting currency. Those instances have been limited to situations where the US-incorporated registrant had little or no assets and operations in the US, substantially all the operations were conducted in a single functional currency other than the US dollar, and the reporting currency selected was the same as the functional currency. In these circumstances, reporting in the foreign currency would produce little or no foreign currency translation effects under FASB Statement No. 52.”

First, the Company has its only facilities located Canada, and therefore has no assets or operations in the US. Second, all operations of the Company are conducted only in Canadian currency.  Third, the reporting currency is in Canadian dollars which is the same currency that all operations were conducted in.  Therefore, reporting in Canadian dollars would produce little or no foreign currency translation effects under FASB Statement No. 52.

Quarterly Developments

During the period ended March 31, 2007, specifically on May 29, 2007, our Form SB-1 was declared Effective by the SEC.

We are in the process of filing our Form 211 with the NASD and will use our best efforts to secure a listing on the OTC BB as soon as possible.

Critical Accounting Policies and Estimates

Management has identified the following policies and estimates as critical to the Company’s business operations and the understanding of the Company’s results of operations. Note that the preparation of this Form SB-1 requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED).

REVENUE

Our net revenue amounted to $8,444 for the three months ended March 31, 2007 compared to $4,515 for the three months ended March  31, 2006.  Our net revenues for the nine months ended March 31, 2007 are $32,579 compared to $12,160 for the same period in 2006.  Our increase in revenue for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is a direct result of the acquisition of PCDC and no other factor(s) contributed to the increased revenue.

Fluctuations in our revenues are primarily the result of the nature of the business model we operate. The Company can neither predict or assess, nor prevent fluctuations.  We attempt to offer services at competitive prices.  Because of the unpredictable nature of fluctuations, we do not attribute fluctuations to any particular item or event. Our business model is designed to respond to fluctuation with immediate change.  We do not account for or analyze the fluctuations as we do not believe it to be a prudent use of resources, given our business model.

OPERATING EXPENSES

Our total operating expenses for the three months ended March 31, 2007 were $45,527 compared to $5,410 for the same period in the prior year.  Expenses consisted primarily of general operating expenses and professional fees. The increase in operating expenses is mostly attributable to our accounting and legal expenses associated with our SEC filing and attempt to become listed on the OTCBB.

NET LOSS

Primarily as a result of the foregoing, we had a net loss of $37,083 for the three months ended March 31, 2007 compared to a net loss of $895 for the same period in the prior year.  Our net loss for the period ended March 31, 2007 is attributed to accounting and legal expenses associated with our SEC filing.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, our cash balance was $40,606. This represents an improvement in our financial position since March 31, 2006 when we reported cash of $353.

As of March 31, 2007, a related party had loaned the Company USD$91,000. This loan is payable on demand, unsecured and does not accrue interest.

Developments in July 2006, specifically our agreement with PCDC, directly resulted in increased revenues and increased cash on hand.

Cash flows from operating activities in 2007 through March 31 were negative $102,255 compared with negative $4,328 in 2006 for the comparable period.

Off-Balance Sheet Arrangements

The Company has no material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have or are reasonably likely to have a material current or future impact on its financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

Market Risk

In the normal course of business, the Company is exposed to foreign currency exchange rate and interest rate risks that could impact its results of operations.

The Company plans to sell its services via the internet, and a substantial portion of its net sales, cost of sales and operating expenses could be denominated in foreign currencies. This exposes the Company to risks associated with changes in foreign currency exchange rates that can adversely impact revenues, net income and cash flow.

Cancellation Policy

The cost of an initial service is non-refundable and includes a listing period of four (4) weeks.  100% of the initial listing price is forfeited by customers wishing to cancel within the first four (4) weeks of an initial listing.  No refunds are given to customers for unused or partially used components.  After the initial listing period, all listing are on a week to week renewal, again with no refunds for unused or partially used components.  There were no customer cancellations in 2006, and have been none to date in 2007.

Plan Of Operations for the Next 12 Months

Our plan of operations for the next twelve months is to proceed with the implementation of our business plan.  We will strive to launch all aspects of our operations.  Primarily, we will focus on generating revenue from our website.  Continuing operations will always focus on ways to increase our marketing sales force. We may require up to $300,000 in additional financing to expand our operations as outlined in the table below, subject to our cash on hand and actual revenues.

Goal	Expected Manner of Occurrence or Method of Achievement	Date When Step Should be Accomplished	Cost of Completion
Complete patent applications in the United States and Canada	Complete patent search with assistance of intellectual property lawyer in patent process	4 – 21 months	$80,000
Create corporate website	Complete design and technology of our corporate web-site	4 – 7 months	$30,000
Launch Marketing Phase	Implementation of marketing plan	4 – 10 months	$75,000
Create partnerships with developers	Incentives that will be offered as part of our marketing campaign	7 - 22 months	$60,000
Create corporate identity and brand recognition	Traditional sources of advertising	10 - 222 months	$55,000

Our total expenditures over the next twelve months are anticipated to be approximately $200,000 including the remaining estimated costs of becoming listed on the OTCBB. Our cash on hand as of March 31, 2007 is $40,606. We do not have sufficient cash to fund our operations for the next twelve months.

All steps will be undertaken contemporaneously.

Limited operating history; need for additional capital

We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in dilution to shareholders.

Cash Requirements

Our cash on hand as of March 31, 2007 is $40,606. We have sufficient cash on hand to pay the costs of some of our goals as outlined above as projected to twelve (12) months or less and to fund our operations for that same period of time. However, we will require additional financing in order to proceed with some or all of our goals as projected at more than twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected at more than twelve (12) months.

Any additional growth of the Company may require additional cash infusions. We may face expenses or other circumstances such that we will have additional financing requirements. In such event, the amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, research and development expenses, and capital expenditures. Given the number of programs that we have ongoing and not complete, it is not possible to predict the extent or cost of these additional financing requirements.

Notwithstanding the numerous factors that our cash requirements depend on, and the uncertainties associated with each of the major revenue opportunities that we have, we believe that our plan of operation can build long-term value if we are able to demonstrate clear progress toward our objectives.

Progress in the development of our business plan will likely lend credibility to our plan to maintain profitability. We anticipate that we will hire several members to our sales, marketing, research and development, regulatory and administrative staff during the course of 2007 in order to fully implement our plans for growth.

The failure to secure any necessary outside funding would have an adverse affect on our development and results therefrom and a corresponding negative impact on shareholder liquidity.

Future Financings

Our plan of operation calls for significant expenses in connection with the implementation of our business plan over the course of the next 24 months. For the next twelve months, management anticipates that the minimum cash requirements to fund our proposed goals and our continued operations will be at least $200,000. As such, we do not have sufficient funds on hand to meet our planned expenditures over the next 24 months. Therefore, we may require and may need to seek additional financing to meet our planned expenditures.

Obtaining additional financing would be subject to a number of factors, including development of our business plan and interest in our company. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Revenue Recognition

SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for a reporting period could be adversely affected.

Goodwill

The Company has not attributed any value to goodwill.

 Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method.  Under this method, deferred assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.  The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees.

SEC Filing Plan

We intend to become a reporting company in 2007 after our SB-1 is declared effective. This means that we will file disclosure documents as required with the US Securities and Exchange Commission. Once this SB-1 is declared effective, we will file a Form 8-A filing in order to complete registration of our common stock.

Recently Issued Accounting Pronouncement

SFAS No. 151, Inventory Costs, is effective for fiscal years beginning after June 15, 2005.  This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  The adoption of SFAS No. 151 is expected to have no impact on the Company’s financial statements.

SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, is effective for fiscal years beginning after June 15, 2005.  This statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions.  The adoption of SFAS No. 152 is expected to have no impact on the Company’s financial statements.

SFAS No. 123(R), Share-Based Payment, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  This statement requires that the compensation cost relating to share-based payment transactions be recognized at fair value in the financial statements.  The Company is required to apply this statement in the first annual period that begins after December 15, 2005.  The adoption of SFAS No. 123(R) is expected to have no impact on the Company’s financial statements.

SFAS No. 153, Exchanges of Nonmonetary Assets– an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005.  This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance.  The adoption of SFAS No. 153 is not expected to have a significant impact on the Company’s financial statements.

The EITF reached consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  The FASB issued FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Investments, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued.  The adoption of this consensus or FSP is expected to have no impact on the Company’s financial statements.

SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change.  SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements.  The adoption of SFAS No. 154 is expected to have no impact on the Company’s financial statements.

In September 2005, the EITF reached consensus on Issue no. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.  EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005.  The adoption of EITF 05-08 is expected to have no impact on the Company’s financial statements.

In September 2005, the EITF reached consensus on Issue 05-02, The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’  EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005.  The adoption of EITF 05-02 is expected to have no impact on the Company’s financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.  EITF 05-07 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005.  The adoption of EITF 05-07 is expected to have no impact on the Company’s financial statements.

RISK FACTORS

INVESTING IN OUR SECURITIES INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS QUARTERLY REPORT, PROSPECTIVE PURCHASERS OF THE SECURITIES OFFERED HEREBY SHOULD CONSIDER CAREFULLY THE FOLLOWING FACTORS IN EVALUATING THE COMPANY AND ITS BUSINESS.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS.

The Company commenced operations as PCDC, which then became the majority owned operating subsidiary of the Company on July 1, 2006. Accordingly, we have a limited operating history from which you can evaluate our current business and our prospects. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving industries. Some of these risks relate to our ability to:

•	attract and retain consumers on a cost-effective basis;
•	expand and enhance our service offerings;
•	respond to regulatory changes or demands;
•	respond to litigation;
•	operate, support, expand and develop our operations, our website and our software, communications and other systems;
•	diversify our sources of revenue;
•	maintain adequate control of our expenses;
•	raise additional capital;
•	respond to technological changes; and
•	respond to competitive market conditions.

If we are unsuccessful in addressing these risks or in executing our business strategy, our business, financial condition or results of operations may suffer.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

We will need to obtain additional financing in order to complete our business plan as we will not receive any funds from this registration.

We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing. Obtaining additional financing would be subject to a number of factors including investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital.  Any sale of share capital will result in dilution to existing shareholders.

WE HAVE ONLY A LIMITED NUMBER OF CLIENTS AT ANY GIVEN TIME. EVEN IF WE OBTAIN NEW CLIENTS, THERE IS NO ASSURANCE THAT WE WILL MAKE A PROFIT.

We have only a limited number of clients at any given time. Even if we obtain new clients, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MUST LIMIT MARKETING OF OUR SERVICES TO POTENTIAL KNOWN CLIENTS. AS A RESULT, WE MAY NOT BE ABLE TO ATTRACT ENOUGH CLIENTS TO OPERATE PROFITABLY. IF WE DO NOT MAKE A PROFIT, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Because we are small and do not have much capital, we must limit marketing of our services. We will initially generate revenues through the sale of services. Because we will be limiting our marketing activities, we may not be able to attract enough clients to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

OUR SERVICES ARE SUBJECT TO SEASONAL FLUCTUATIONS AND AS A RESULT THERE MAY BE PERIODS WHEN WE SUSPEND OPERATIONS.

Seasonal fluctuations in the real estate market will adversely impact revenues and may impede future growth. Historically revenues in this area are strongest in the first and second quarters of the calendar year. Prolonged periods where there is a lack of revenue may cause cutbacks and create challenges for meaningful growth.

THE MAJORITY OF OUR OFFICERS AND DIRECTORS WILL ONLY BE DEVOTING LIMITED TIME TO OUR OPERATIONS, OUR OPERATIONS MAY BE SPORADIC WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF OPERATIONS.

This activity could prevent us from attracting clients and result in a lack of revenues that may cause us to suspend or cease operations.  With the exception of our Chief Operating Officer, Steve Neil, our other officers and directors will only be devoting limited time to our operations. Though our Chief Operating Officer will be working full time, our other officers and directors will be devoting approximately 8-12 hours per week of their time to our operations. Because of this, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

BECAUSE WE HAVE ONLY THREE OFFICERS AND DIRECTORS WHO ARE RESPONSIBLE FOR OUR MANAGERIAL AND ORGANIZATIONAL STRUCTURE, IN THE FUTURE, THERE MAY NOT BE EFFECTIVE DISCLOSURE AND ACCOUNTING CONTROLS TO COMPLY WITH APPLICABLE LAWS AND REGULATIONS WHICH COULD RESULT IN FINES, PENALTIES AND ASSESSMENTS AGAINST US.

We have only three officers and directors. They are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

BECAUSE WE DO NOT MAINTAIN ANY INSURANCE, IF A JUDGMENT IS RENDERED AGAINST US, WE MAY HAVE TO CEASE OPERATIONS.

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a lawsuit, we may not have sufficient funds to defend the litigation. In the event that we do not defend the litigation or a judgment is rendered against us, we may have to cease operations.

BECAUSE THERE IS NO PUBLIC TRADING MARKET FOR OUR COMMON STOCK, YOU MAY NOT BE ABLE TO RESELL YOUR STOCK.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

BECAUSE INSIDERS CONTROL OUR ACTIVITIES, THEY MAY BLOCK OR DETER ACTIONS THAT YOU MIGHT OTHERWISE DESIRE THAT WE TAKE AND MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO SUCH INSIDERS AND NOT TO OUTSIDE SHAREHOLDERS.

Two of our officers and directors control all of our common stock, and we do not have any non-employee directors. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. They also have the ability to block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

OUR MANAGEMENT DECISIONS ARE MADE BY OUR OFFICERS AND DIRECTORS; IF WE LOSE THEIR SERVICES, OUR REVENUES MAY BE REDUCED.

The success of our business is dependent upon the expertise of Daniel L. Baxter, Samuel J. Alderson and Steve Neil. Because they are essential to our operations, you must rely on their management decisions. They will continue to control our business affairs after the filing. If we lose their services, we may not be able to hire and retain other officers and directors with comparable experience. As a result, the loss of their services could reduce our revenues.

BECAUSE THERE IS NOT NOW AND MAY NEVER BE A PUBLIC MARKET FOR OUR COMMON STOCK, INVESTORS MAY HAVE DIFFICULTY IN RESELLING THEIR SHARES.

Our common stock is currently not quoted on any market. No market may ever develop for our common stock, or if developed, may not be sustained in the future. Accordingly, our shares should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

BECAUSE WE DO NOT HAVE AN AUDIT OR COMPENSATION COMMITTEE, SHAREHOLDERS WILL HAVE TO RELY ON THE ENTIRE BOARD OF DIRECTORS, ALL OF WHICH ARE NOT INDEPENDENT, TO PERFORM THESE FUNCTIONS.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by the board of directors as a whole. All members of the board of directors are not independent directors. Thus, there is a potential conflict in that board members who are management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

OUR GROWTH CANNOT BE ASSURED. EVEN IF WE DO EXPERIENCE GROWTH, WE CANNOT ASSURE YOU THAT WE WILL GROW PROFITABLY.

Our business strategy is dependent on the growth of our business. For us to achieve significant growth, potential customers must accept our website as a valuable commercial tool. Home buyers and sellers, who have historically purchased real estate using traditional commercial channels, such as local real estate agents, must instead rely on and feel confident in our product and our website. Similarly, real estate agents will also need to accept or expand their use of our website and to view our website as an efficient and profitable channel of distribution for their listings or in identifying potential properties for their clients.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The real estate market is intensely competitive and there may be larger more profitable companies with established business practices that will be in direct competition with our business model.

INTERRUPTIONS IN SERVICE FROM THIRD PARTIES COULD IMPAIR THE QUALITY OF OUR SERVICE.

We rely on third-party computer systems and other service providers. Third parties provide, for instance, our data center, telecommunications access lines and significant computer systems, support and maintenance services. Any interruption in these, or other, third-party services or deterioration in their performance could impair the quality of our service. We cannot be certain of the financial viability of all of the third parties on which we rely.  If our arrangements with any of these third parties is terminated or if they were to cease operations, we might not be able to find an alternate provider on a timely basis or on reasonable terms, which could hurt our business.

IF WE FAIL TO INCREASE OUR BRAND RECOGNITION AMONG CONSUMERS, WE MAY NOT BE ABLE TO ATTRACT AND EXPAND OUR ONLINE TRAFFIC.

We believe that establishing, maintaining and enhancing the Company brand is a critical aspect of our efforts to attract and expand our online traffic. The number of Internet sites that offer competing services increases the importance of establishing and maintaining brand recognition. In addition, we will need to increase our spending substantially on marketing and advertising with the intention of expanding our brand recognition to attract and retain users and to respond to competitive pressures. However, we cannot assure you that these expenditures will be effective to promote our brand or that our marketing efforts generally will achieve our goals.

OUR PRODUCT FEATURES MAY INFRINGE ON CLAIMS OF THIRD-PARTY PATENTS OR OTHER INTELLECTUAL PROPERTY RIGHTS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

We cannot assure you that others will not obtain and assert patents or other intellectual property rights against us affecting essential elements of our business. If intellectual property rights are asserted against us, we cannot assure you that we will be able to obtain license rights on reasonable terms or at all. If we are unable to obtain licenses, we may be prevented from operating our business and our financial results may therefore be harmed.

EVOLVING GOVERNMENT REGULATION COULD IMPOSE TAXES OR OTHER BURDENS ON OUR BUSINESS, WHICH COULD INCREASE OUR COSTS OR DECREASE DEMAND FOR OUR PRODUCTS.

We must comply with laws and regulations applicable to online commerce. Increased regulation of the Internet or different applications of existing laws might slow the growth in the use of the Internet and commercial online services, which could decrease demand for our products, increase the cost of doing business or otherwise reduce our sales and revenues. The statutes and case law governing online commerce are still evolving, and new laws, regulations or judicial decisions may impose on us additional risks and costs of operations.  In addition, new regulations, domestic or international, regarding the privacy of our users’ personally identifiable information may impose on us additional costs and operational constraints.

THERE IS NO ESTABLISHED TRADING MARKET FOR OUR COMMON STOCK, AND THE MARKET PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE OR MAY DECLINE REGARDLESS OF OUR OPERATING PERFORMANCE.

There is no public market for our common stock as of the date of this filing. We cannot predict the extent to which a trading market will develop or how liquid that market might become. If you purchase shares of common stock in of the Company, you will pay a price that was not established in the public trading markets. The initial public offering price will be determined us. You may not be able to resell your shares above the initial public offering price and may suffer a loss on your investment.

The market prices of the securities of internet-related and online commerce companies have been extremely volatile.  Broad market and industry factors may adversely affect the market price of our  common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;
•	changes in financial estimates by us or by any securities analysts who might cover our stock;
•	conditions or trends in the real estate industry;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	capital commitments;
•	additions or departures of key personnel;
•	sales of our common stock, including sales of our common stock by our directors and officers or our Founding Principles; and
•	potential litigation

THE MARKET PRICES OF THE SECURITIES OF INTERNET-RELATED AND ONLINE COMMERCE COMPANIES HAVE BEEN ESPECIALLY VOLATILE.

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management’s attention and resources and would adversely affect our stock price.

WE ARE GOVERNED SOLEY BY OUR TWO OFFICERS AND DIRECTORS, AND, AS SUCH, THERE MAY BE SIGNIFICANT RISK TO THE COMPANY FROM A CORPORATE GOVERNANCE PERSPECTIVE.

Our executive officers and directors make decisions such as the approval of related party transactions, the compensation of Executive Officers, and the oversight of the accounting function. Accordingly, there will be no segregation of executive duties and there may not be effective disclosure and accounting controls to comply with applicable laws and regulations, which could result in fines, penalties and assessments against us. Accordingly, the inherent controls that arise from the segregation of executive duties may not prevail. In addition, our executive officers and directors will exercise full control over all matters that typically require the approval of a Board of Directors. The actions of our executive officers and directors are not subject to the review and approval of a Board of Directors and, as such, there may be significant risk to the Company from the corporate governance perspective.

Our Executive Officers and Directors exercise control over all matters requiring shareholder approval including the election of directors and the approval of significant corporate transactions. We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against the transactions implemented by our executive officers and directors, conflicts of interest and similar matters.

We have not adopted corporate governance measures such as an audit or other independent committees as we presently only have one independent director. Shareholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

SINCE OUR EXECUTIVE OFFICERS AND DIRECTORS ARE NOT RESIDENTS OF THE UNITED STATES, IT MAY BE DIFFICULT TO ENFORCE ANY LIABILITIES AGAINST THEM.

Shareholders may have difficulty enforcing any claims against the Company because our executive Officers and Directors reside outside the United States. If a shareholder desired to sue, shareholders would have to serve a summons and complaint. Even if personal service is accomplished and a judgment is entered against that person, the shareholder would then have to locate assets of that person, and register the judgment in the foreign jurisdiction where the assets are located.

BECAUSE OUR CHIEF EXECUTIVE OFFICER, WHO ALSO SERVES AS A DIRECTOR, HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, WHICH MAY CAUSE OUR BUSINESS TO FAIL.

It is possible that the demands on Mr. Daniel L. Baxter, our Chief Executive Officer and Director, from other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Baxter may not possess sufficient time to manage our business if the demands of managing our business increased substantially.  Specifically, Mr. Baxter also serves as an Officer and Director of Global Developments Inc., a Delaware corporation, Kinder Travel, Inc., a Nevada corporation, and Moto Auto Group Ltd., a Nevada corporation.  Presently, Mr. Baxter devotes approximately 8-12 hours a week to the Company, and communicates frequently with Steve Neil, our Chief Operating Officer, who is in charge of daily operations for PCDC.

WE RELY ON OUR OFFICERS AND DIRECTORS FOR DECISIONS AND HE MAY MAKE DECISIONS THAT ARE NOT IN THE BEST INTEREST OF ALL STOCKHOLDERS.

We rely on our executive officers and directors to direct the affairs of the company and rely upon them to competently operate the business.  We do not have key man insurance on our executive officers and directors and have no written employment agreements with them.  Should something happen to our officers and directors, this reliance on two individuals could have a material detrimental impact on our business and could cause the business to lose its place in the market, adversely affect our growth potential, or even fail. Such events could cause the value of our stock to decline or become worthless.

WE DO NOT EXPECT TO PAY ANY DIVIDENDS FOR THE FORESEEABLE FUTURE.

We do not anticipate that we will pay any dividends to our stockholders in the foreseeable future. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize on their investment. Investors seeking cash dividends should not purchase our common stock.

OUR SHARES QUALIFY AS PENNY STOCKS AND, AS SUCH, ARE SUBJECT TO THE RISKS ASSOCIATED WITH “PENNY STOCKS”. REGULATIONS RELATING TO “PENNY STOCKS” LIMIT THE ABILITY OF OUR SHAREHOLDERS TO SELL THEIR SHARES AND, AS A RESULT, OUR SHAREHOLDERS MAY HAVE TO HOLD THEIR SHARES INDEFINITELY.

The Company’s common shares may be deemed to be “penny stock” as that term is defined in Regulation Section “240.3a51 -1” of the Securities and Exchange Commission (the “SEC”). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

Section “15(g)” of the United States Securities Exchange Act of 1934, as amended, and Regulation Section “240.15g(c)2” of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in the Company’s common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be “penny stock”.

Moreover, Regulation Section “240.15g -9” of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company’s common shares to resell their common shares to third parties or to otherwise dispose of them. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i)	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(ii)	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
(iii)	boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;
(iv)	excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and
(v)
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Available Information

We have not previously been subject to the reporting requirements of the Securities and Exchange Commission. We have filed with the Commission a registration statement on Form SB-1 under the Securities Act with respect to the shares offered hereby. This prospectus does not contain all of the information set forth in the registration statement and the exhibits and schedules thereto. For further information with respect to our securities and us you should review the registration statement and the exhibits and schedules thereto. Statements made in this prospectus regarding the contents of any contract or document filed as an exhibit to the registration statement are not necessarily complete. You should review the copy of such contract or document so filed.

You can inspect the registration statement and the exhibits and the schedules thereto filed with the commission, without charge, at the office of the Commission at Judiciary Plaza, 450 Fifth Street, NW, Washington, D.C. 20549. You can also obtain copies of these materials from the public reference section of the commission at 450 Fifth Street, NW, Washington, D.C. 20549, at prescribed rates. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Commission maintains a web site on the Internet that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at HTTP://WWW.SEC.GOV.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes In Internal Controls Over Financial Reporting

During the quarter, the Company used an outside consulting firm to assist in the preparation of financial statements in accordance with US Generally Accepted Accounting Principles.  This outside consulting firm also reviews account reconciliations and all equity transactions.  Other than the described changes, no other Changes in internal controls over financial reporting occurred during the current period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Previously Filed.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

(b)           Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st HOME BUY & SELL LTD.

By: /s/ DANIEL L. BAXTER
Daniel L. Baxter, President, CEO, & Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

By: /s/ DANIEL L. BAXTER	President, CEO, & Director	August 29, 2007
Daniel L. Baxter

By: /s/ SAMUEL J. ALDERSON	Secretary, CFO & Director	August 29, 2007
Samuel J. Alderson

By: /s/ STEVE NEIL	COO	August 29, 2007
Steve Neil