Form 10KSB
period 2007-06-30
1st Home Buy & Sell Ltd.
filed 2007-10-19
CIK 1389415

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2007

Commission File Number:   333-142856

1st HOME BUY & SELL LTD.
(Name of Small Business Issuer in Its Charter)

Nevada	Applied For
(State or Other Jurisdiction	IRS Employer
of Incorporation or Organization)	Identification Number

14199 – 32A Avenue, Surrey, BC CANADA V4P 3P4
 (Address and Telephone Number of Principal Executive Offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
Common	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐ No ☒

Revenues for year ended June 30, 2007: $38,725

Number of shares of the registrant’s common stock outstanding as of October 19, 2007 was 5,200,000.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Form SB-1

Form 10-QSB (for period ended March 31, 2007)

1st Home Buy & Sell Ltd.

Forward-Looking Statements
PART I		Page
Item 1.	Description of Business	5
	The Company
	Our Strategy
	Competition
	Trademarks
	Government Regulation
	Employees
	Available Information
Item 2.	Properties	21
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
PART II
Item 5.	Market for Common Equity and Related Stockholder Matters	22
Item 6.	Management’s Discussion and Analysis or Plan of Operation	23
Item 7.	Financial Statements	30
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	43
Item 8A.	Controls and Procedures	43
Item 8B.	Other Information	43
PART III
Item 9.	Directors, Executive Officers and Corporate Governance	44
Item 10.	Executive Compensation	46
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	49
Item 12.	Certain Relationships and Related Transactions	50
Item 13.	Exhibits	50
Item 14.	Principal Accountant Fees and Services	50

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;

•	Economic, competitive, demographic, business and other conditions in our local and regional markets;

•	Changes or developments in laws, regulations or taxes in our industry;

•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in our industry;

•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•	Changes in our business strategy, capital improvements or development plans;

•	The availability of additional capital to support capital improvements and development; and

•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company,” “1st Home Buy & Sell Ltd.,” “we,” “us” and “our” are references to the business of 1st Home Buy & Sell Ltd.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America and all other references to “$” refer to the legal currency of Canada.

PART I

Item 1.    Business

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

Our Corporate History

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

Research and Development

We conduct no research and development activities.

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

Employees

As of June 30, 2007, we employed one (1) person on a full-time basis and one (1) person on a part time basis.

Because of the nature of our business, we do not expect to hire any new employees in the foreseeable future, but anticipate that we will be conducting most of our business through agreements with consultants and third parties.

RISK FACTORS

INVESTING IN OUR SECURITIES INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT, PROSPECTIVE PURCHASERS OF THE SHOULD CONSIDER CAREFULLY THE FOLLOWING FACTORS IN EVALUATING THE COMPANY AND ITS BUSINESS.

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

We will need to obtain additional financing in order to complete our business plan.

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

One of our officers and directors, Daniel L. Baxter, controls approximately 63% of our common stock, and we do not have any non-employee directors. As a result, Mr. Baxter effectively controls all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. Mr. Baxter also has the ability to block, by his ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

There is currently no public market for our common stock. We cannot predict the extent to which a trading market will develop or how liquid that market might become. The initial public offering price will be determined us.

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

WE ARE GOVERNED SOLEY BY OUR OFFICERS AND DIRECTORS, AND, AS SUCH, THERE MAY BE SIGNIFICANT RISK TO THE COMPANY FROM A CORPORATE GOVERNANCE PERSPECTIVE.

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

Available Information

We file electronically with the Securities and Exchange Commission our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  You may obtain a free copy of our reports and amendments to those reports on the day of filing with the SEC by going to http://www.sec.gov.

Item 2.    Properties

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

Item 3.    Legal Proceedings

We are not currently involved in any legal proceedings

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) No shares of the Company’s common stock have previously been registered with the Securities and Exchange Commission (the “SEC”) or any state securities agency or authority.  The Company intends to make application to the NASD for the Company’s shares to be quoted on the OTCBB.  The application to the NASD was made on or about October 15, 2007.  The Company’s application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934, as amended.  Inclusion on the OTCBB permits price quotation for the Company’s shares to be published by such service.

The Company is not aware of any existing trading market for its common stock.  The Company’s common stock has never traded in a public market.  There are no plans, proposals, arrangements or understandings with any person(s) with regard to the development of a trading market in any of the Company’s securities.

If and when the Company’s common stock is traded in the OTCBB, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule.  Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets; or exempted from the definition by the SEC.  If the Company’s shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.  Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company’s common stock and may affect the ability of shareholders to sell their shares.

(b) Holders. At June 30, 2007, there were 33 record holders of 5,000,000 shares of the Company’s Common Stock.

(c) Dividends. The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant’s business.

Equity Compensation Plans

We have no equity compensation program including no stock option plan and none are planned for the foreseeable future.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None, other than those set forth in the reports filed during the year ended June 30, 2007.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

PLAN OF OPERATIONS:

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

Goal	Expected Manner of Occurrence or Method of Achievement	Date When Step Should be Accomplished	Cost of Completion
Complete patent applications in the United States and Canada	Complete patent search with assistance of intellectual property lawyer in patent process	3 – 19 months	$80,000
Create corporate website	Complete design and technology of our corporate web-site	3 – 5 months	$30,000
Launch Marketing Phase	Implementation of marketing plan	3 – 8 months	$75,000
Create partnerships with developers	Incentives that will be offered as part of our marketing campaign	6 - 20 months	$60,000
Create corporate identity and brand recognition	Traditional sources of advertising	9 - 20 months	$55,000

Our total expenditures over the next twelve months are anticipated to be approximately $200,000 including the remaining estimated costs of becoming listed on the OTCBB. Our cash on hand as of June 30, 2007 is $9,502. We do not have sufficient cash to fund our operations for the next twelve months.
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

Cash Requirements

Our cash on hand as of June 30, 2007 is $9,502. We have sufficient cash on hand to pay the costs of some of our goals as outlined above as projected to twelve (12) months or less and to fund our operations for that same period of time. However, we will require additional financing in order to proceed with some or all of our goals as projected at more than twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected at more than twelve (12) months.

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

Results of Operations

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2007 COMPARED TO THE YEAR ENDED JUNE 30, 2006.

REVENUE

Our net revenue amounted to $38,725 for the year ended June 30, 2007 compared to $21,801 for the year ended June 30, 2006.

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

OPERATING EXPENSES

Our total operating expenses for the year ended June 30, 2007 were $179,588 compared to $21,801 in the prior year.  Expenses consisted primarily of general operating expenses and professional fees. The increase in operating expenses is mostly attributable to our accounting and legal expenses associated with our SEC filing and attempt to become listed on the OTCBB.

Advertising costs were $30,450 for the year ended June 30, 2007 and $3,031 for the year ended June 30, 2006. This was primarily due to increase in spending on outside marketing contractors, including production of brochures and design. As the Company expands its operations in new geographic markets, the Company expects that such expenses will increase.

NET LOSS

Primarily as a result of the foregoing, we had a net loss of $140,683 for the year ended June 30, 2007 compared to net income of NIL for the prior year.  Our net loss for the period ended June 30, 2007 is primarily attributed to accounting and legal expenses associated with our SEC filing.

We anticipate rapid growth from our online products and services now that our website is fully operational. However it is management’s belief that the long term growth potential of the Company is much higher from the volume of sales on the internet. This, in turn, will allow us to further reduce overhead costs and reinvest money into the full implementation of our business plan.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, our cash balance was $9,502 compared to $3,168 for the year ended June 30, 2006.

As of June 30, 2007, a related party had loaned the Company USD$91,000. This loan is payable on demand, unsecured and does not accrue interest.

Developments in July 2006, specifically our agreement with PCDC, directly resulted in increased revenues and increased cash on hand.

Management believes that the Company will continue to generate sufficient cash from its operating activities for the foreseeable future, supplemented by an anticipated infusion of capital, to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic distribution and product offerings.

Operating Activities

The Company has more current liabilities than current assets. Working capital (the difference between the Company’s current assets and current liabilities) was ($44,556) at June 30, 2007. Our net income for the year, as adjusted for amortization and future income taxes, was ($140,863) for the fiscal year ended June 30, 2007.

Financing Activities

During the year ended June 30, 2007, we had no net cash provided from the issuance of common stock through financing activities, except for the sale of stock to our Chief Executive Officer as set forth herein.

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

Cancellation Policy

The cost of an initial service is non-refundable and includes a listing period of four (4) weeks.  100% of the initial listing price is forfeited by customers wishing to cancel within the first four (4) weeks of an initial listing.  No refunds are given to customers for unused or partially used components.  After the initial listing period, all listing are on a week to week renewal, again with no refunds for unused or partially used components.  There were no customer cancellations for the year ended June 30, 2006 and June 30, 2007.

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

Item 7.    Financial Statements

Index
Report of Independent Registered Public Accounting Firm	F–1
Consolidated Balance Sheets	F–2
Consolidated Statements of Operations	F–3
Consolidated Statement of Stockholders’ Equity (Deficit)	F–4
Consolidated Statements of Cash Flows	F–5
Notes to the Consolidated Financial Statements	F–6

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
1st Home Buy & Sell Ltd

We have audited the accompanying balance sheet of 1st Home Buy & Sell Ltd (A Development Stage Company) as of June 30, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows through June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1st Home Buy & Sell Ltd (A Development Stage Company) as of June 30, 2007 and 2006 and the results of its operations and its cash flows through June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s has suffered recurring losses from operations and has a net capital deficiency; this raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore & Associates Chartered
Las Vegas, Nevada
October 5, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

1st HOME BUY AND SELL LTD.

BALANCE SHEET (CONSOLIDATED)

For the Years Ended June 30, 2007 and 2006
(In Canadian Dollars)

	2007	2006
ASSETS
Current Assets
Cash	$9,502	$3,168
Accounts receivable	0	0
Prepaid expenses	0	0
Total current assets	9,502	3,168
Equipment, net of accumulated depreciation	3,679	1,912
Patents, net of accumulated depreciation	4,132	0
Shares in Subsidiary Company	100,000	0
	$117,314	$5,080
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	220	2,000
Shareholders’ loans	8,475	12,351
Demand Loan Payable	153,176	0
Total current liabilities	161,870	14,351
Long Term Liabilities	0	0
Total Liabilities	161,870	14,351
Stockholders' Equity (Deficit)
Preferred stock, USD $.001 par value; 10,000,000
shares authorized; no shares issued or outstanding	-
Common stock, USD $.001 par value; 100,000,000 shares authorized;
Issued: 5,000,000 shares	5,577	100
Additional paid-in capital	100,100	0
Retained earnings (deficit)	(150,233)	(9,371)
Total stockholders' equity (deficit)	(44,556)	(9,271)
	$117,314	$5,080

1st HOME BUY AND SELL LTD.

STATEMENTS OF OPERATIONS (CONSOLIDATED)

For the Years Ended June 30, 2007 and 2006
(In Canadian Dollars)

	2007	2006
Revenue	$38,725	$21,801
Expenses
General and administrative	177,639	21,027
Interest	1,949	784
	179,588	21,801
Net income (loss)	$(140,863)	$0
Net income (loss) per common share (basic and
fully diluted)	$(0.03)	$0.00
Weighted average number of common
shares outstanding	5,000,000	100

1st HOME BUY AND SELL LTD.

STATEMENTS OF STOCKHOLDERS' EQUITY (CONSOLIDATED)

For the Year Ended June 30, 2007

(In Canadian Dollars)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, July 1, 2006	5,000,000	$5,577	$100,100	$(9,371)	$96,306
Net profit (loss) for the period				(140,863)	(140,863)
Balances, June 30, 2007	5,000,000	$5,577	$100,100	$(150,233)	$(44,556)

1st HOME BUY AND SELL LTD.

STATEMENTS OF CASH FLOWS (CONSOLIDATED)

For the Years Ended June 30, 2007 and 2006
 (In Canadian Dollars)

	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$(140,863)	$-
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
Depreciation	1,017	535
Changes in operating assets and liabilities	-	-
Accounts receivable	-	-
Prepaid expenses	-	-
Accounts payable and accrued expenses	(1,781)	(31)
Net cash flows from operating activities	(141,627)	504
Cash Flows from Investing Activity
Purchases of Equipment	(2,567)	-
Purchase of shares in subsidiary	(100,000)	-
Patents	(4,349)	-
Net cash flows from investing activities	(106,916)	-
Cash Flows from Financing Activities
Proceeds from shareholders’ loans	13,925	1,916
Payments on shareholders’ loans	(17,800)	-
Proceeds from demand loans	153,176	-
Payments on demand loans	-	-
Share Capital	5,477	-
Additional Paid-in Capital	100,100	-
Net cash flows from financing activities	254,878	1,916
Change in cash	6,334	2,420
Cash, beginning of the period	3,168	748
Cash, end of the period	$9,502	$3,168
Cash paid for interest expense	$1,949	$784
Cash paid for income taxes	$-	$-

NOTES TO FINANCIAL STATEMENTS
(In Canadian Dollars)
June 30, 2007

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

Effective July 1, 2006, the Company acquired a 70% interest in Pacific Coast Development Corp. (“PCD”), a British Columbia corporation. This acquisition is described in more detail in Note 6.

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

Cash

Cash consists of funds in checking accounts held by financial institutions in Canada.

Revenue Recognition

Revenue is recognized in the period in which it is received or receivable if the amount receivable can be reasonably estimated and its collection is reasonably assured.

Trust Accounts

The corporation does not reflect the trust bank account and the trust liabilities in the financial statements.  As of June 30, 2007 and 2006, the corporation had, in trust, $ NIL for its clients

Earnings per Share

Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.  As of June 30, 2007 and 2006, the loss per share was approximately $0.03 and $0.00 respectively

Estimates

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

Vehicles and Equipment

Vehicles and equipment with a life of more than one year and a cost in excess of $500 are capitalized and depreciated. Depreciation is computed using the declining balance method based on the estimated useful lives of the assets.

Patent

The actual costs to write and file the patent with the US Patent Office was capitalized in the period in which funds were paid. Although the patent has not yet been approved, it is being depreciated using the straight-line method over an estimated useful life of 10 years.  If the patent application is ultimately rejected, the remaining balance will be expensed in the period in which we receive notice of such rejection.

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

New Accounting Pronouncements

SFAS No. 151, Inventory Costs, is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS No. 151 is expected to have no impact on the Company's financial statements.

SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, is effective for fiscal years beginning after June 15, 2005. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions. The adoption of SFAS No. 152 is expected to have no impact on the Company's financial statements.

SFAS No. 123(R), Share-Based Payment, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that the compensation cost relating to share-based payment transactions be recognized at fair value in the financial statements. The Company is required to apply this statement in the first annual period that begins after December 15, 2005. The adoption of SFAS No. 123(R) is expected to have no impact on the Company's financial statements.

SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company's financial statements.

The EITF reached consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Investments, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The adoption of this consensus or FSP is expected to have no impact on the Company's financial statements.

SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is expected to have no impact on the Company's financial statements.

In September 2005, the EITF reached consensus on Issue no. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature. EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-08 is expected to have no impact on the Company's financial statements.

In September 2005, the EITF reached consensus on Issue 05-02, The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.' EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of EITF 05-02 is expected to have no impact on the Company's financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues. EITF 05-07 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-07 is expected to have no impact on the Company's financial statements.

Note 2.  Uncertainty as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 3.  Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. For the years ended June 30, 2007 and 2006, the Company incurred advertising and marketing costs of $30,450 and $3,031 respectively.

Note 4.   Demand Loans Receivable

The Company has advanced funds to various companies with no note, interest or payment plan. The balance as of June 30, 2007 and 2006 was $153,176 and $0 respectively. The loans are due on demand.

Note 5.   Related party transactions

A Corporate officers and shareholders loaned funds to the Company with no interest or due date.  The balance as of June 30, 2007 and 2006 was $8,475 and $12,351 respectively. The loan is due on demand.

Note 6.  Acquisition

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
$208,192

Since the Company had no revenue or expenses prior to the acquisition, the historical results for 2006 are those of PCD.

Note 7.   Subsequent Events

There were no subsequent events expected to have a material effect on the Company's accounting policies or financial reporting.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent public accountants on accounting and financial disclosure.

Item 8A.  Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures:  The Company’s principal executive and financial officers reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-KSB.  Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.

(b)        Management’s Annual Report on Internal Control Over Financial Reporting:  Not Applicable

(c)         Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting during the year ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 8B.   Other Information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The name, age, and position with our company of each director and executive officer are as follows:

NAME	AGE	POSITIONS	DATE FIRST HELD

Daniel L. Baxter	45	Chief Executive Officer, President & Director	August 10, 2006
Samuel J. Alderson	42	Chief Financial Officer, Secretary & Director	August 10, 2006
Steve Neil	47	Chief Operating Officer	August 10, 2006

Our Articles of Incorporation provide for a Board of Directors ranging from 1 to 10 members, with the exact number to be specified by resolution of the board. All Directors hold office until the next annual meeting of the shareholders following their election and until their successors have been elected and qualified. The Board of Directors appoints Officers. Officers hold office until the next annual meeting of our Board of Directors following their appointment and until their successors have been appointed and qualified.

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

DANIEL L. BAXTER

Daniel Baxter, age 45, is a Professional Engineer registered in the Province of British Columbia. Since 1993, Mr. Baxter has been providing management consulting services to a number of local businesses, primarily in the area of corporate finance, through his company, Mardan Consulting Inc.

Until recently, he had served for 7 years as the Vice President Operations for Vancouver Fire & Security, the largest, privately held fire safety and security business in British Columbia. In that role his primary duties included system design, installation project management, recurring revenue services, and IT development.

SAMUEL J. ALDERSON

Samuel J. Alderson, age 42, spent a few years working in international communications and marketing.  Among his notable endeavors, a several year stint with World Connect Communications, a resale and retail telecom company, where he rose to the position of Senior Vice President.  He also developed national sales and marketing packages, and implemented training programs throughout the United States.  Until recently, he served for 6 years as head of sales for the largest fire and security company in British Company.

STEVE M. NEIL

Steve Neil, age 47, has 20 years of real estate and development and management experience spanning both private and public sector projects.  Mr. Neil’s experience includes:  municipal projects, commercial projects, high and low-rise residential apartments, town homes, single family homes, and seniors housing. Mr. Neil’s track record has made him well versed in all areas of the real estate business from preparation of feasibility studies, obtaining project financing, coordination of consultants, liaison with municipal officials and planners, overseeing project managers, budgets and project schedules as well as real estate project marketing activities including:  marketing budgets, staffing and  advertising campaigns. As a single family home builder Mr. Neil has also developed more than 18 million dollars worth of high end single family homes. As part of the Senior Management Team with BC Buildings Corporation, Mr. Neil was responsible for a business unit with gross annual revenues in excess of 30 million dollars, and was responsible for senior customer relationship management, negotiating service contracts, and management of service delivery teams. Passionate about real estate, Mr. Neil has a proven track record, and a demonstrated ability to build relationships that foster ongoing business, develop new business opportunities creating revenue growth, and create a high level of trust and satisfaction with both customers and staff. Mr. Neil is an honors graduate from the British Columbia Institute of Technology’s Marketing and Real Estate program where he served as the Business Chairperson.  After graduating from B.C.I.T. Mr. Neil obtained his Agent Nominee license through the University of British Columbia’s Urban Land Economics Program and is currently a licensed member of the Fraser Valley Real Estate Board, the BC Real Estate Association, and the Canadian Real Estate Association.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

During the last five (5) years none of our directors or officers has:

(1)                                  had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)                                  been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(3)                                  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)                                  been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires the Company’s directors and certain executive officers and certain other beneficial owners of the Company’s common stock to periodically file notices of changes in beneficial ownership of common stock with the Securities and Exchange Commission.  To the best of the Company’s knowledge, based solely on copies of such reports received by it, and the written representations of its officers and directors, the Company believes that for 2007 all required filings were timely filed by each of its directors and executive officers.

Code Of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees.

Audit Committee

The Company currently does not have an audit committee and has not made a determination of whether there is a financial expert. The Company does not presently plan to establish an audit committee. However, if an audit committee is established, the Registrant will make the proper disclosures on Form 8-K.

Item 10.       Executive Compensation

Summary Compensation Table

The following table sets forth the overall compensation earned over each of the past two fiscal years ending June 30, 2007 by (1) each person who served as the principal executive officer of the Company during fiscal year 2007; (2) the Company’s most highly compensated executive officers as of June 30, 2007 with compensation during fiscal year 2007 of $100,000 or more; and (3) those individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of June 30, 2007.

Name and Principal Position	Fiscal Year	Salary ($) (1)		Bonus ($)	Stock Awards	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation Compensation ($) (2)(3)	Total ($)
Daniel L. Baxter, CEO	2007		$—	$—	—	—	—	—	—		$—
	2006		$—	$—	—	—	—	—	—		$—

Samuel J. Alderson, CFO	2007	$	----	$—	—	—	—	—	—	$	----
	2006	$	----	$—	—	—	—	—	—	$	----
Steve Neil, CEO	2007		$48,000	$—	—	—	—	—	—		$48,000
	2006		$48,000	$—	—	—	—	—	—		$48,000

(1) This represents management fees paid during the year ended June 30, 2007 and during the year ended June 30, 2006 to Steve Neil.
There were no stock options granted or exercised by the named executive directors in 2007.

Employment Agreements

The Registrant has no written employment agreements.
GRANTS OF PLAN BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards; Number of Shares of Stock or Units (#)	All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Daniel L. Baxter	-	-	-	-	-	-	-	-	-	-	-
Samuel J. Alderson	-	-	-	-	-	-	-	-	-	-	-
Steve Neil	-	-	-	-	-	-	-	-	-	-	-

There were no stock based awards under a Stock Incentive Plan during the year ended June 30, 2007 to the Named Executive Officers.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of June 30, 2007.

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Daniel L. Baxter	—	—	—	$—	—	—	—	—	—
Samuel J. Alderson	—	—	—	$—	—	—	—	—	—
Steve Neil	—	—	—	$—	—	—	—	—	—

DIRECTOR COMPENSATION

Cash Compensation

Directors serve without compensation and there are no standard or other arrangements for their compensation.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any Director or executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

There are no agreements or understandings for any Director or executive officer to resign at the request of another person. None of our Directors or executive officers acts or will act on behalf of or at the direction of any other person.

Director Compensation

The following table shows the overall compensation earned for the 2007 fiscal year with respect to each person who was a director as of June 3, 2007.

DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Daniel L. Baxter, Director	$—	—	$—	—	—	—	$—

Samuel J. Alderson, Director	$—	—	$—	—	—	—	$—

(1)                                  Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the Company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest).  As a general rule, for time-in-service-based options, the Company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.  For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Report.

(2)                                  Excludes awards or earnings reported in preceding columns.

(3)                                  Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of common stock as of June 30, 2007, by:

•	each person known to us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock;
•	each director;
•	each of our chief executive officer and our other two most highly compensated executive officers; and
•	all executive officers and directors as a group.

The number of shares beneficially owned and the percent of shares outstanding are based on 5,000,000 shares outstanding as of June 30, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise noted below, the address of each of the shareholders in the table is c/o 1st Home Buy & Sell Ltd.

Title of Class	Name and Address of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class (2)

Common Stock	Daniel L. Baxter	3,257,800 - Indirect (3)	65%

(1)	The address of each beneficial owner is c/o the Company at 14199 – 32A Avenue in Surrey, BC V4P 3P4.
(2)           This table is based on 5,000,000 issued and outstanding shares as of June 30, 2007.
(3)	Dan Baxter indirectly controls these shares of Common Stock held by Mardan Consulting Inc. by virtue of his beneficial ownership of Mardan Consulting Inc.

Changes in Control

We know of no plans or arrangements that will result in a change of control at our company.

Item 12.   Certain Relationships and Related Transactions

As of the date of this Annual Report, other than the transaction described below, there are no, and have not been, any material agreements or proposed transactions, whether direct or indirect, with any of the following:

• our Directors or Executive Officers;
• any nominee for election as a Director;
• any principal security holder identified in the preceding “Security Ownership of Management and Certain Security Holders” section; or
• any relative or spouse, or relative of such spouse, of the above referenced persons.

We sold 5,000,000 shares of our common stock to our Chief Executive Officer, Daniel L. Baxter, at par value during the year ended June 30, 2007.  The shares were sold pursuant to the exemption for non-public offerings under Section 4(2) of the Securities Act.

Subsequent to the year ended June 30, 2007, we issued 200,000 shares of our common stock to Steve Neil, our Chief Operating Officer. The shares were issued pursuant to the exemption for non-public offerings under Section 4(2) of the Securities Act.

Item 13.   Exhibits

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1	Articles of Incorporation	Incorporated by reference as Exhibits to the Form SB-1 filed on May 11, 2007.
3.2	Bylaws	Incorporated by reference as Exhibits to the Form SB-1 filed on May 11, 2007.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

Item 14.   Principal Accounting Fees and Services

During the year ended June 30, 2007, we engaged Moore & Associates as our independent auditor.  For the year ended June 30, 2007, we were billed by Moore & Associates aggregate fees as discussed below.

•                  Audit Fees:  Fees for audit services totaled $3,500 and NIL in 2007 and 2006, respectively, including fees associated with the annual audit and the reviews of our quarterly reports on Form 10-QSB.

•                  Audit-Related Fees:  Fees for audit-related services totaled approximately NIL in 2007 and 2006.  Audit-related services principally included accounting consultations.

•                  Tax Fees:  We did not engage Moore & Associates for any tax related services during 2007 or 2006.

•                  All Other Fees:  Fees for other services not included in the above were zero in both 2007 and 2006.

Audit Fees

During the year ended June 30, 2006, the aggregate fees billed or estimated to be billed to us for professional services rendered by our former auditors Turco Ross & Associates, Chartered Accountants, for the audit of our annual financial statements, review of financial statements included in our quarterly reports or services normally provided by our accountants in connection with statutory and regulatory filings or engagements were $2,700. No fees were billed during the year ended June 30, 2006 by our principle auditing firm of Moore & Associates.

Audit-Related Fees

During fiscal 2006, there were no fees billed to us for any other products or services provided by Turco Ross, other than the services reported above.

Tax Fees.

During fiscal 2006, there were no fees billed to us for any other products or services provided by Turco Ross, other than the services reported above.

All Other Fees

During fiscal 2006, there were no fees billed to us for any other products or services provided by Turco Ross, other than the services reported above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of May, 2007.

1st HOME BUY & SELL, LTD., a Nevada Corporation

By:	/s/ Daniel L. Baxter
Daniel L. Baxter Chief Executive Officer and Chairman of the Board

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities with 1st Home Buy & Sell Ltd. and on the dates indicated.

Signature	Position	Date
/s/ Daniel L. Baxter	Chief Executive Officer & Director	October 19, 2007
Daniel L. Baxter

/s/ Samuel J. Alderson	Chief Financial Officer & Director	October 19, 2007
Samuel J. Alderson