Form 10QSB
period 2007-09-30
1st Home Buy & Sell Ltd.
filed 2007-11-27
CIK 1389415

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – QSB
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 5,000,000 shares of common stock, $.001 par value per share, as of November 26, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Quarterly Report on FORM 10-QSB For The Period Ended

September 30, 2007

1st Home Buy & Sell Ltd.

PART I.

Item 1.  FINANCIAL STATEMENTS
1st Home Buy & Sell Ltd.
September 30, 2007

Index
BALANCE SHEET (CONSOLIDATED)	F–1
STATEMENTS OF OPERATIONS (CONSOLIDATED)	F–2
STATEMENTS OF STOCKHOLDERS' EQUITY (CONSOLIDATED)	F–3
STATEMENTS OF CASH FLOWS (CONSOLIDATED)	F–4
NOTES TO FINANCIAL STATEMENTS	F–5

1st HOME BUY AND SELL LTD.
BALANCE SHEET (CONSOLIDATED)
September 30, 2007
(In Canadian Dollars)

UNAUDITED
ASSETS
Current Assets
Cash	$5,250
Total current assets	5,250
Equipment, net of accumulated depreciation	3,479
Patents, net of accumulated depreciation	4,007
Investment in Subsidiary Company	100,000
$112,737
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	11,350
Shareholders’ loans	8,463
Demand Loan Payable	153,176
Total current liabilities	172,989
Long Term Liabilities	0
Total Liabilities	172,989
Stockholders' Equity (Deficit)
Preferred stock, USD $.001 par value; 10,000,000
shares authorized; no shares issued or outstanding	0
Common stock, USD $.001 par value; 100,000,000 shares authorized;
Issued: 5,300,000 shares	5,300
Additional paid-in capital	114,800
Retained earnings (deficit)	(180,353)
Total stockholders' equity (deficit)	(60,252)
$112,737

F–1

1st HOME BUY AND SELL LTD.
STATEMENTS OF OPERATIONS (CONSOLIDATED)
For the Three Months Ended September 30, 2007 and 2006
(In Canadian Dollars)

UNAUDITED

	2007	2006
Revenue	$8,832	$12,128
Expenses
Advertising & Marketing	1,946	3,656
Bank Charges	386	723
General and administrative	11,647	6,172
Management Fees	24,049	26,925
Professional Fees	1,500	3,434
	39,528	40,910
	$(30,696)	$(28,781)
Net income (loss) per common share (basic and
fully diluted)	$(0.01)	$(0.01)
Weighted average number of common
shares outstanding	5,200,000	5,000,000

F–2

1st HOME BUY AND SELL LTD.
STATEMENTS OF STOCKHOLDERS' EQUITY (CONSOLIDATED)
For the Period Ended September 30, 2007
(In Canadian Dollars)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, July 1, 2006	5,000,000	$5,000	$100,100	$(8,794)	$96,306
Net profit (loss) for the period				(140,863)	(140,863)
Balances, June 30, 2007	5,000,000	$5,000	$100,100	$(149,657)	$(44,556)
Shares issued for services	300,000	300	14,700		15,000
Net profit (loss) for the period				(30,696)	(30,696)
Balances, September 30, 2007	5,300,000	$5,300	$114,800	(180,353)	(60,252)

F–3

1st HOME BUY AND SELL LTD.
STATEMENTS OF CASH FLOWS (CONSOLIDATED)
For the Three Months Ended September 30, 2007 and 2006
(In Canadian Dollars)

UNAUDITED
	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$(30,696)	$(28,782)
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
Depreciation	325	199
Shares issued for services	15,000	-
Changes in operating assets and liabilities
Accounts receivable	-	-
Prepaid expenses	-	(1,275)
Accounts payable and accrued expenses	11,132	3,549
	(4,239)	(26,309)
Cash Flows from Investing Activity
Purchases of Equipment	-	(2,567)
Purchase of shares in subsidiary	-	(100,000)
Patents	-	(3,489)
Net cash flows from investing activities	-	(106,056)
Cash Flows from Financing Activities
Proceeds from shareholders’ loans	891	6,442
Payments on shareholders’ loans	(903)	(15,227)
Proceeds from demand loans	-	103,112
Payments on demand loans	-	-
Shares issued for cash	-	105,577
	(12)	199,904
Change in cash	(4,252)	67,539
Cash, beginning of the period	9,502	3,168
Cash, end of the period	$5,250	$70,708
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

 F–4

NOTES TO FINANCIAL STATEMENTS
(In Canadian Dollars)
September 30, 2007

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-QSB, and with Regulation S-B.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited annual financial statements for the year ended September 30, 2007.

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

F–5

Trust Accounts

The corporation does not reflect the trust bank account and the trust liabilities in the financial statements.  As of September 30, 2007 and 2006, the corporation had, in trust, $ NIL for its clients

Earnings per Share

Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.  As of September 30, 2007 and 2006, the loss per share was approximately $0.01.

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

F–6

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

Note 3.  Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. For the period ended September 30, 2007 and 2006, the Company incurred advertising and marketing costs of $1,946 and $3,656 respectively.

Note 4.   Demand Loans Receivable

The Company has advanced funds to various companies with no note, interest or payment plan. The balance as of September 30, 2007 and 2006 was $153,176 and $103,112 respectively. The loan is due on demand.

Note 5.   Related party transactions

A Corporate officers and shareholders loaned funds to the Company with no interest or due date.  The balance as of September 30, 2007 and 2006 was $8,463 and $3,566 respectively. The loan is due on demand.

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

F–7

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

F–8

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

F–9

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

Employees

As of September 30, 2007, we employed one (1) person on a full-time basis and one (1) person on a part time basis.

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

Quarterly Developments

During the period ended September 30, 2007, we filed our Form 211 with the NASD and will use our best efforts to secure a listing on the OTC BB as soon as possible.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED).

REVENUE

Our net revenue amounted to $8,832 for the three months ended September 30, 2007 compared to $12,128 for the three months ended September 30, 2006.  Our decrease in revenue for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 is a direct result of the acquisition of PCDC and our attempts on become a fully reporting public company, and no other factor(s) contributed to the increased revenue.

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

OPERATING EXPENSES

Our total operating expenses for the three months ended September 30, 2007 were $39,528 compared to $40,910 for the same period in the prior year.  Expenses consisted primarily of general operating expenses and professional fees. Our operating expenses are mostly attributable to our accounting and legal expenses associated with our SEC filing and attempt to become listed on the OTCBB.

NET LOSS

Primarily as a result of the foregoing, we had a net loss of $30,696 for the three months ended September 30, 2007 compared to a net loss of $28,781 for the same period in the prior year.  Our net loss for the period ended September 30, 2007 is attributed to accounting and legal expenses associated with our SEC filing.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, our cash balance was $5,250. This represents a decrease in our financial position since September 30, 2006 when we reported cash of $70,708.

As of September 30, 2007, a related party had loaned the Company USD$91,000. This loan is payable on demand, unsecured and does not accrue interest.

Developments in July 2006, specifically our agreement with PCDC, directly resulted in increased revenues and increased cash on hand.

Cash flows from operating activities in 2007 through September 30 were negative $4,239 compared with negative $26,309 in 2006 for the comparable period.

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

Goal	Expected Manner of Occurrence or Method of Achievement	Date When Step Should be Accomplished	Cost of Completion
Complete patent applications in the United States and Canada	Complete patent search with assistance of intellectual property lawyer in patent process	2 – 12 months	$80,000
Create corporate website	Complete design and technology of our corporate web-site	2 – 3 months	$30,000
Launch Marketing Phase	Implementation of marketing plan	2 – 5 months	$75,000
Create partnerships with developers	Incentives that will be offered as part of our marketing campaign	4 - 12 months	$60,000
Create corporate identity and brand recognition	Traditional sources of advertising	5 - 12 months	$55,000

Our total expenditures over the next twelve months are anticipated to be approximately $200,000 including the remaining estimated costs of becoming listed on the OTCBB. Our cash on hand as of September 30, 2007 is $5,250. We do not have sufficient cash to fund our operations for the next twelve months.

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

Cash Requirements

Our cash on hand as of September 30, 2007 is $5,250. We have sufficient cash on hand to pay the costs of some of our goals as outlined above as projected to twelve (12) months or less and to fund our operations for that same period of time. However, we will require additional financing in order to proceed with some or all of our goals as projected at more than twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected at more than twelve (12) months.

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

Available Information

We have not previously been subject to the reporting requirements of the Securities and Exchange Commission. We have filed with the Commission a registration statement on Form SB-1 under the Securities Act with respect to the shares offered hereby. This Report does not contain all of the information set forth in the registration statement and the exhibits and schedules thereto. For further information with respect to our securities and us you should review the registration statement and the exhibits and schedules thereto. Statements made in this Report regarding the contents of any contract or document filed as an exhibit to the registration statement are not necessarily complete. You should review the copy of such contract or document so filed.

You can inspect the registration statement and the exhibits and the schedules thereto filed with the commission, without charge, at the office of the Commission at Judiciary Plaza, 450 Fifth Street, NW, Washington, D.C. 20549. You can also obtain copies of these materials from the public reference section of the commission at 450 Fifth Street, NW, Washington, D.C. 20549, at prescribed rates. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Commission maintains a web site on the Internet that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at www.sec.gov.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

We have filed our Form 211 with FINRA, and, upon filing this Report, we intend to file our Form 8A-12G to become a fully reporting company with the SEC.

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

DATE: November 26, 2007
By: /s/ DANIEL L. BAXTER
Daniel L. Baxter, President, CEO, &
Director