Form 10QSB/A
period 2007-03-31
1st Home Buy & Sell Ltd.
filed 2008-02-22
CIK 1389415

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – QSB/A
Amendment No. 1
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-142856
________________________________________________________
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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 5,100,000 shares of common stock, $.001 par value per share, as of August 29, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment is being filed to (1) update our financial statements and other information; and (2) correct certain other information contained in the original Form 10-QSB as more fully set forth in the Form 8-K filed on February 7, 2008, which is incorporated by reference herein.

Quarterly Report on FORM 10-QSB For The Period Ended

March 31, 2007

1st Home Buy & Sell Ltd.

PART I.
Item 1.  FINANCIAL STATEMENTS

1st HOME BUY AND SELL LTD.

BALANCE SHEET (CONSOLIDATED)
March 31, 2007
(In Canadian Dollars)
UNAUDITED

ASSETS
Current Asset
Cash	$40,606
Accounts Receivable	797
Prepaid Expenses	440
41,843
Equipment, net of accumulated depreciation	3,879
Patents, net of accumulated amortization	5,690
$51,412
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	9,858
Shareholders’ loans	1,796
Demand loans payable to related parties	153,176
Total current liabilities	164,830
Minority Interest	0
Stockholders' Equity (Deficit)
Preferred stock, USD $.001 par value; 10,000,000
shares authorized; no shares issued or outstanding	-
Common stock, USD $.001 par value; 100,000,000 shares authorized;
Issued: 5,000,000 shares	5,577
Additional paid-in capital	0
Retained earnings (deficit)	(118,995)
Total stockholders' equity (deficit)	(113,418)
$51,412

1st HOME BUY AND SELL LTD.

STATEMENTS OF OPERATIONS (CONSOLIDATED)
For the Three and Nine Months Ended March 31, 2007 and 2006
(In Canadian Dollars)

UNAUDITED
	Three Months Ended Mar 31		Nine Months Ended Mar 31
	2007	2006	2007	2006
Revenue	$8,444	$4,515	$32,579	$12,160
Expenses
General and administrative	44,927	5,271	140,636	16,424
Interest	600	139	1,668	434
	45,527	5,410	142,304	16,858
Net income (loss)	$(37,083)	$(895)	$(109,725)	$(4,698)
Net income (loss) per common share (basic and
fully diluted)	$(0.01)	$0.00	$(0.03)	$0.00
Weighted average number of common
shares outstanding	5,000,000	-	4,259,259	-

1st HOME BUY AND SELL LTD.

STATEMENTS OF STOCKHOLDERS' EQUITY (CONSOLIDATED)
For the Period Ended March 31, 2007
(In Canadian Dollars)

UNAUDITED
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, August 10, 2006 (Inception)	0	$0	$0	$0	$0
Stock subscription	5,000,000	$5,577			5,577
Recapitalization of Pacific Coast Development Corp.				(9,270)	(9,270)
Net profit (loss) for the period				(28,781)	(28,781)
Balances, September 30, 2006	5,000,000	$5,577	$0	$(38,052)	$(32,475)
Net profit (loss) for the period				(43,861)	(43,861)
Balances, December 31, 2006	5,000,000	$5,577	$0	$(81,914)	$(76,336)
Net profit (loss) for the period				(37,082)	(37,082)
Balances, March 31, 2007	5,000,000	$5,577	$0	$(118,995)	$(113,418)

1st HOME BUY AND SELL LTD.

STATEMENTS OF CASH FLOWS (CONSOLIDATED)
For the Nine Months Ended March 31, 2007 and 2006
 (In Canadian Dollars)

UNAUDITED
	2006	2005
Cash Flows from Operating Activities
Net income (loss)	$(109,725)	$(4,698)
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
Depreciation and amortization	849	401
Shares issued for services	-	-
Changes in operating assets and liabilities
Accounts Receivable	(797)
Prepaid Expenses	(440)	-
Accounts payable and accrued expenses	7,858	(31)
Net cash flows from operating activities	(102,255)	(4,328)
Cash Flows from Investing Activity
Purchases of Equipment	(2,567)	-
Patents	(5,939)	-
Net cash flows from investing activities	(8,506)	-
Cash Flows from Financing Activities
Proceeds from shareholders’ loans	6,442	3,933
Payments on shareholders’ loans	(16,997)	-
Proceeds from demand loans from related party	153,176	-
Proceeds from stock subscription	5,577	-
Net cash flows from financing activities	148,198	3,933
Change in cash	37,437	(395)
Cash, beginning of the period	3,168	748
Cash, end of the period	$40,606	$353
Cash paid for interest expense	$1,668	$434
Cash paid for income taxes	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Canadian Dollars)
March 31, 2007

Note 1 - The Company and Significant Accounting Policies

The Company

1st Home Buy and Sell Ltd. (the “Company”) was incorporated under the laws of the state of Nevada.  The Company, through its subsidiary Pacific Coast Development Corp. (“PCD”), operates a discount real-estate agency in Surrey, British Columbia, offering a do-it-yourself style of home buying and selling through the Canadian Multiple Listing Service (MLS®).

Effective July 1, 2006, the Company acquired a 70% interest in Pacific Coast Development Corp. (“PCD”), a British Columbia corporation, for the purpose of advancing the business plan of PCD. This acquisition is described in more detail in Note 6.

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-QSB, and with Regulation S-B.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited annual financial statements of PCD for the year ended June 30, 2006 and the interim financial statements for the period ended September 30, 2006 and December 31, 2006.

Reporting Currency

All of the Company's transactions are denominated in Canadian currency so the Company has adopted the Canadian dollar as its functional and reporting currency.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "general and administrative expenses" in the statement of operations, which amounts were not material for the reported periods.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and those of Pacific Coast Development Corp. which is 70% owned by the Company.  All significant inter-company balances and transactions have been eliminated.

Cash

Cash consists of funds in checking accounts held by financial institutions in Canada.

Revenue Recognition

Revenue is recognized in the period in which it is received or receivable if the amount receivable can be reasonably estimated and its collection is reasonably assured.

Trust Accounts

These consolidated financial statements do not reflect the trust bank account and the trust liabilities which hold client funds pending the close of real estate transactions.  As of March 31, 2007, the corporation had, in trust, $ NIL for its clients.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.  As of March 31, 2007 and 2006, there were no potentially dilutive securities outstanding.

Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenue and expenses during the period.  Actual results could differ from these estimates.

Equipment

Equipment with a life of more than one year and a cost in excess of $500 are capitalized and depreciated. Depreciation is computed using the declining balance method based on the estimated useful lives of the assets.

Patents

The actual costs to write and file patents with the US Patent Office are capitalized in the period in which funds are paid.  Patents are amortized using the straight-line method over the estimated useful life.  If the patent application is ultimately rejected, any remaining unamortized balance will be expensed in the period it is rejected.  At March 31, 2007, the Company has one patent application pending which is being amortized over its estimated useful life of 10 years.

Minority Interest

The minority interest balance has been reduced to zero due to the Company’s net losses.  The deficit balance of $ 32,918 has been included with the retained earnings (deficit) as of March 31, 2007 since there is no obligation on the part of the minority interest holder to fund losses.

Income Taxes

The Company accounts for income taxes under the asset and liability method.  Under this method, deferred assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.  The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income

Note 2 - Uncertainty as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. For the six months ended March 31, 2007 and 2006, the Company incurred advertising and marketing costs of $ 29,132 and $ 2,377 respectively.

Note 4 – Demand Loan Payable

Effective July 1, 2006, the Company entered into a loan agreement with a related party to borrow up to CDN $250,000 to fund operations and to acquire a non-dilutive 70% interest in Pacific Coast Develop Corp (“PCD”), a British Columbia corporation.  The loan does not bear interest and is due on demand.

Note 5 - Shareholder Loans

A Corporate officer and shareholder loaned funds to the Company.   The loan does not bear interest and is due on demand.

Note 6 - Acquisition

"The Company was incorporated on Aug 10, 2006 under the laws of the State of Nevada. Initial operations were conducted under the name Pacific Coast Development Corp., a British Columbia corporation operating out of Surrey, British Columbia. On July 1, 2006, prior to incorporating, we acquired a 70%, non-dilutive interest in PCD for $100,000. At incorporation, this pre-incorporation contract with PCD was ratified and assumed by the Company by unanimous written consent of its Board of Directors."

Under the terms of the acquisition agreement, 233 shares of PCD were acquired for $100,000 cash. This equates to a 70% interest in PCD. The purpose of the acquisition was to advance the business plan of PCD by creating a vehicle with access to public funds.

Prior to assuming the acquisition agreement, the Company was a non-operating shell with no revenue or expenses. Accordingly, the transaction has been accounted for as a recapitalization of PCD. The assets and liabilities of PCD have been included in these consolidated financial statements at their net book value.  The operations of PCD are combined with the Company as of July 1, 2006.

The Balance Sheet of the Company prior to the acquisition was as follows:

Cash	$103,112
Total Assets	$103,112
Demand loans payable	103,112
Total Liabilities	103,112
5,000,000 Founder’s Shares Issued at Par Value	5,577
Stock Subscription	(5,577)
$0

The assets acquired and liabilities assumed of PCD are as follows:

Cash	$3,168
Equipment, net	1,912
Total Assets	$5,080
Accounts payable and accrued expenses	2,000
Shareholder Loans	12,350
Total Liabilities	14,350
Net Recapitalization	(9,270)

Note 7 - Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a $0.001 par value but no shares are issued.  This class of stock is a “blank check” class which means that the rights of this stock will be established at the time of its issuance.

Note 8 - Subsequent Events

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

Intellectual Property

We regard our intellectual property as critical to our success, and we intend to rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or licnese agreements with our employees, customers, independent contractors, partners and other to protect our intellectual property rights.
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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED).

REVENUE

Our net revenue amounted to CDN$8,444 for the three months ended March 31, 2007 compared to CDN$4,515 for the three months ended March  31, 2006.  Our net revenues for the nine months ended March 31, 2007 are CDN$32,579 compared to CDN$12,160 for the same period in 2006.  Our increase in revenue for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is a direct result of the acquisition of PCDC and no other factor(s) contributed to the increased revenue.

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

OPERATING EXPENSES

Our total operating expenses for the three months ended March 31, 2007 were CDN$45,527 compared to CDN$5,410 for the same period in the prior year.  Expenses consisted primarily of general operating expenses and professional fees. The increase in operating expenses is attributable to increased marketing and advertising as well as accounting and legal expenses associated with our SEC filing and attempt to become listed on the OTCBB.

NET LOSS

Primarily as a result of the foregoing, we had a net loss of CDN$37,083 for the three months ended March 31, 2007 compared to a net loss of CDN$895 for the same period in the prior year.  Our net loss for the period ended March 31, 2007 is attributed to increased marketing and advertising expenses as well as accounting and legal expenses associated with our SEC filing.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, our cash balance was CDN$40,606. This represents an improvement in our financial position since March 31, 2006 when we reported cash of CDN$353.

As of March 31, 2007, a related party had loaned the Company USD$91,000. This loan is payable on demand, unsecured and does not accrue interest.

Developments in July 2006, specifically our agreement with PCDC, directly resulted in increased revenues and increased cash on hand.

Cash flows from operating activities in 2007 through March 31 were negative CDN$102,255 compared with negative CDN$4,328 in 2006 for the comparable period.

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

Our total expenditures over the next twelve months are anticipated to be approximately CDN$200,000 including the remaining estimated costs of becoming listed on the OTCBB. Our cash on hand as of March 31, 2007 is CDN$40,606. We do not have sufficient cash to fund our operations for the next twelve months.

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

SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005.  This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance.  The adoption of SFAS No. 153 is not expected to have a significant impact on the Company’s financial statements.

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

Available Information

You can inspect the our filings and the exhibits and the schedules thereto filed with the commission, without charge, at the office of the Commission at Judiciary Plaza, 450 Fifth Street, NW, Washington, D.C. 20549. You can also obtain copies of these materials from the public reference section of the commission at 450 Fifth Street, NW, Washington, D.C. 20549, at prescribed rates. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Commission maintains a web site on the Internet that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at HTTP://WWW.SEC.GOV.

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
Director February 19, 2008