Form 10QSB/A
period 2007-09-30
1st Home Buy & Sell Ltd.
filed 2008-02-22
CIK 1389415

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 5,300,000 shares of common stock, $.001 par value per share, as of November 26, 2007.

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

September 30, 2007

1st Home Buy & Sell Ltd.

PART I.
Item 1.  FINANCIAL STATEMENTS
1st HOME BUY AND SELL LTD.

BALANCE SHEET (CONSOLIDATED)
September 30, 2007
(In Canadian Dollars)
UNAUDITED

ASSETS
Current Asset
Cash	$5,250
Equipment, net of accumulated depreciation	3,479
Patents, net of accumulated amortization	4,007
$12,737
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	11,350
Shareholders’ loans	8,463
Demand loans payable to related parties	153,176
Total current liabilities	172,989
Minority Interest	0
Stockholders' Equity (Deficit)
Preferred stock, USD $.001 par value; 10,000,000
shares authorized; no shares issued or outstanding	-
Common stock, USD $.001 par value; 100,000,000 shares authorized;
Issued: 5,300,000 shares	5,877
Additional paid-in capital	14,700
Retained earnings (deficit)	(180,829)
Total stockholders' equity (deficit)	(160,252)
$12,737

1st HOME BUY AND SELL LTD.

STATEMENTS OF OPERATIONS (CONSOLIDATED)
For the Periods Ended September 30, 2007 and 2006
(In Canadian Dollars)

UNAUDITED

	2007	2006
Revenue	$8,832	$12,128
Expenses
General and administrative	39,142	40,187
Interest	386	723
	39,528	40,910
Net income (loss)	$(30,695)	$(28,781)
Net income (loss) per common share (basic and
fully diluted)	$(0.01)	$(0.01)
Weighted average number of common
shares outstanding	5,200,000	2,777,778

1st HOME BUY AND SELL LTD.

STATEMENTS OF STOCKHOLDERS' EQUITY (CONSOLIDATED)
For the Period Ended September 30, 2007
(In Canadian Dollars)

UNAUDITED
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, August 10, 2006 (Inception)	0	$0	$0	$0	$0
Stock subscription	5,000,000	$5,577			5,577
Recapitalization of Pacific Coast Development Corp.				(9,270)	(9,270)
Net profit (loss) for the period				(140,864)	(140,864)
Balances, June 30, 2007	5,000,000	$5,577	$0	$(150,134)	$(144,557)
Stock issued for services	300,000	300	14,700		15,000
Net profit (loss) for the period				(30,695)	(30,695)
Balances, September 30, 2007	5,300,000	$5,877	$14,700	$(180,829)	$(160,252)

1st HOME BUY AND SELL LTD.

STATEMENTS OF CASH FLOWS (CONSOLIDATED)
For the Periods Ended September 30, 2007 and 2006
 (In Canadian Dollars)

UNAUDITED
	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$(30,696)	$(28,782)
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
Depreciation and amortization	325	199
Shares issued for services	15,000	-
Changes in operating assets and liabilities
Prepaid Expenses	-	(1,275)
Accounts payable and accrued expenses	11,132	3,549
Net cash flows from operating activities	(4,239)	(26,309)
Cash Flows from Investing Activity
Purchases of Equipment	-	(2,567)
Patents	-	(3,489)
Net cash flows from investing activities	-	(6,056)
Cash Flows from Financing Activities
Proceeds from shareholders’ loans	891	6,442
Payments on shareholders’ loans	(903)	(15,227)
Proceeds from demand loans from related party	-	103,112
Proceeds from stock subscription	-	5,577
Net cash flows from financing activities	(12)	99,904
Change in cash	(4,252)	67,539
Cash, beginning of the period	9,502	3,168
Cash, end of the period	$5,250	$70,708
Cash paid for interest expense	$386	$723
Cash paid for income taxes	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Canadian Dollars)
September 30, 2007

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-QSB, and with Regulation S-B.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited annual financial statements for the year ended June 30, 2007.

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

Trust Accounts

These consolidated financial statements do not reflect the trust bank account and the trust liabilities which hold client funds pending the close of real estate transactions.  As of September 30, 2007, the corporation had, in trust, $ NIL for its clients.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.  As of September 30, 2007 and 2006, there were no potentially dilutive securities outstanding.

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

Patents

The actual costs to write and file patents with the US Patent Office are capitalized in the period in which funds are paid.  Patents are amortized using the straight-line method over the estimated useful life.  If the patent application is ultimately rejected, any remaining unamortized balance will be expensed in the period it is rejected.  At September 30, 2007, the Company has one patent application pending which is being amortized over its estimated useful life of 10 years.

Minority Interest

The minority interest balance has been reduced to zero due to the Company’s net losses.  The deficit balance of $54,249 has been included with the retained earnings (deficit) as of September 30, 2007 since there is no obligation on the part of the minority interest holder to fund losses.

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

2.            Listing Process

2(a.). Traditional Listing Approach: A realtor meets with a prospective Seller (this could be a seller of a residential home, commercial building/strata space, or commercial office, retail or warehouse space for lease).  The realtor assists the Seller in completing the standard real estate board Multiple Listing Service forms (usually consisting of the following: Multiple Listing Service contract, Data Input Sheets (information on the property), an Agency Disclosure Form/Working With A Realtor form); the completed forms are signed by the Seller and the “Listing Agent”/ Realtor A copy of the MLS Contract is given to the Seller, a copy is sent to the relevant Real Estate Board, and a copy is retained by the Listing Agent Realtor. The real estate board then enters the data from the completed listing forms on to a computer data base. Realtors can then access detailed information on the properties within a “realtor only” web site. The general public can also access only a portion of the information on a separate public real estate web site which publishes only the listing realtor's contact information so as to encourage the members of the public to contact the listing realtor to obtain more specific information on the property, and to make appointments to view the property through the listing agent. The current system is designed to place the realtor at the centre of all real estate transactions, and discourages any direct contact between buyers and sellers, and is inflationary to the cost of the real estate transaction.

2(b). New Listing Process:  Real Estate board MLS Listing Forms will be sent via e-mail to Sellers who call an (800) number, or will be downloaded directly from our web site. Sellers will complete the MLS listing forms on their own with assistance available on an as needed basis. Once the listing forms are completed, the Seller signs the forms and faxes them to our office, where the listing forms are reviewed for completeness and accuracy. Follow-up phone calls are made to the Seller regarding any deficiencies prior to sending the listing forms to the real estate board for entry into the MLS database.

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

4.            Offer Process:

4(a). Traditional Offer Approach: Offers are drafted by Buyers Agents (realtors representing the Buyers in the transaction) and presented to the Listing Agent. The listing Agent then presents the offer to the Seller for consideration. Any counter-offers are drafted by the Listing Agent, then presented to the Buyers Agent, who then presents the counter-offer to the Buyer. This process which maximizes the realtor involvement continues until an accepted offer is obtained. Copies of the accepted offer are distributed to all parties involved (including both Listing Agent and Buyers Agent); The Buyers Agent then usually obtains a deposit from the Buyer (which is then placed in a realtor trust account and held as a stakeholder) and forms part of the purchase price on the completion date for the sale of the property. If subjects are to be removed prior to the accepted offer becoming binding, the Buyers and Sellers then will initiate actions to satisfy any conditions within a specified time frame; if and when all subject conditions are satisfied, the Buyers Agent will in most cases prepare a subject removal form (using a standardized real estate board form) have the relevant parties sign the subject removal form, and distribute copies to all parties.  From here the Buyer and Seller will have their respective lawyers/notaries complete the documents necessary to receive the funds and complete the property transfer.

4(b). New Offer Process:  Once a buyer is found who is interested in placing an offer, Buyers will have several options to prepare the offer. If the buyers are working with a Buyers Agent, the Buyers Agent will prepare the offer. However, if the Buyer is dealing directly with the Seller:

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

Reporting Currency

All of the Company’s transactions are denominated in Canadian currency so the Company has adopted the Canadian dollar as its functional and reporting currency.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “General and Administrative Expenses” in the statement of operations, which amounts were not material for 2007 or 2006.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED).

REVENUE

Our net revenue amounted to CDN$8,832 for the three months ended September 30, 2007 compared to CDN $12,128 for the three months ended September 30, 2006.  Our decrease in revenue for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 is a direct result of the acquisition of PCDC and our attempts on become a fully reporting public company, and no other factor(s) contributed to the increased revenue.

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

OPERATING EXPENSES

Our total operating expenses for the three months ended September 30, 2007 were CDN$39,528 compared to CDN$40,910 for the same period in the prior year.  Expenses consisted primarily of general operating expenses and professional fees. Our operating expenses are mostly attributable to our accounting and legal expenses associated with our SEC filing and attempt to become listed on the OTCBB.

NET LOSS

Primarily as a result of the foregoing, we had a net loss of CDN$30,695 for the three months ended September 30, 2007 compared to a net loss of $28,781 for the same period in the prior year.  Our net loss for the period ended September 30, 2007 is attributed to accounting and legal expenses associated with our SEC filing.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, our cash balance was CDN$5,250. This represents a decrease in our financial position since September 30, 2006 when we reported cash of CDN$70,708.

As of September 30, 2007, a related party had loaned the Company USD$91,000. This loan is payable on demand, unsecured and does not accrue interest.

Developments in July 2006, specifically our agreement with PCDC, directly resulted in increased revenues and increased cash on hand.

Cash flows from operating activities in 2007 through September 30 were negative CDN$4,239 compared with negative $26,309 in 2006 for the comparable period.

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

Our total expenditures over the next twelve months are anticipated to be approximately $200,000 including the remaining estimated costs of becoming listed on the OTCBB. Our cash on hand as of September 30, 2007 is CDN $5,250. We do not have sufficient cash to fund our operations for the next twelve months.

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

Cash Requirements

Our cash on hand as of September 30, 2007 is CDN $5,250. We have sufficient cash on hand to pay the costs of some of our goals as outlined above as projected to twelve (12) months or less and to fund our operations for that same period of time. However, we will require additional financing in order to proceed with some or all of our goals as projected at more than twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected at more than twelve (12) months.

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

Recently Issued Accounting Pronouncement
SFAS No. 151, Inventory Costs, is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS No. 151 is expected to have no impact on the Company's consolidated financial statements.

SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, is effective for fiscal years beginning after June 15, 2005. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions. The adoption of SFAS No. 152 is expected to have no impact on the Company's consolidated financial statements.

SFAS No. 123(R), Share-Based Payment, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that the compensation cost relating to share-based payment transactions be recognized at fair value in the financial statements. The Company is required to apply this statement in the first annual period that begins after December 15, 2005. The adoption of SFAS No. 123(R) is expected to have no impact on the Company's consolidated financial statements.

SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company's consolidated financial statements.

The EITF reached consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Investments, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The adoption of this consensus or FSP is expected to have no impact on the Company's consolidated financial statements.

SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is expected to have no impact on the Company's consolidated financial statements.

In September 2005, the EITF reached consensus on Issue no. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature. EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-08 is expected to have no impact on the Company's consolidated financial statements.

In September 2005, the EITF reached consensus on Issue 05-02, The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.' EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of EITF 05-02 is expected to have no impact on the Company's consolidated financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues. EITF 05-07 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-07 is expected to have no impact on the Company's consolidated financial statements.

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

DATE: February 19, 2008
By: /s/ DANIEL L. BAXTER
Daniel L. Baxter, President, CEO, &
Director