Form 10QSB/A
period 2007-03-31
1st Home Buy & Sell Ltd.
filed 2008-02-28
CIK 1389415

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – QSB/A
Amendment No. 2
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

EXPLANATORY NOTE

We are filing this Amendment to specifically address the line items in our financials statement that have been restated and to include additional information regarding the restatement as more fully set- forth in Note 2 of the Notes to the Financial Statements. This information is consistent with the Form 8-K filed on February 7, 2008.

Quarterly Report on FORM 10-QSB For The Period Ended

March 31, 2007

1st Home Buy & Sell Ltd.

PART I. FINANCIAL INFORMATION
Page
Item 1.	Financial Statements	5

PART I.
Item 1.  FINANCIAL STATEMENTS

1st HOME BUY AND SELL LTD.

BALANCE SHEET (CONSOLIDATED)

March 31, 2007
(In Canadian Dollars)
UNAUDITED
(Restated)
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
$51,412

1st HOME BUY AND SELL LTD.

STATEMENTS OF OPERATIONS (CONSOLIDATED)

For the Three and Nine Months Ended March 31, 2007 and 2006
(In Canadian Dollars)

UNAUDITED
	Three Months Ended Mar 31		Nine Months Ended Mar 31
	2007 (Restated)	2006	2007 (Restated)	2006
Revenue	$8,444	$4,515	$32,579	$12,160
Expenses
General and administrative	44,927	5,271	140,636	16,424
Interest	600	139	1,668	434
	45,527	5,410	142,304	16,858
Net income (loss)	$(37,083)	$(895)	$(109,725)	$(4,698)
Net income (loss) per common share (basic and
fully diluted)	$(0.01)	$0.00	$(0.03)	$0.00
Weighted average number of common
shares outstanding	5,000,000	-	4,259,259	-

1st HOME BUY AND SELL LTD.

STATEMENTS OF STOCKHOLDERS' EQUITY (CONSOLIDATED)

For the Period Ended March 31, 2007
(In Canadian Dollars)

UNAUDITED
(Restated)
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

1st HOME BUY AND SELL LTD.

STATEMENTS OF CASH FLOWS (CONSOLIDATED)

For the Nine Months Ended March 31, 2007 and 2006
 (In Canadian Dollars)

UNAUDITED
	2006 (Restated)	2005
Cash Flows from Operating Activities
Net income (loss)	$(109,725)	$(4,698)
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
Depreciation and amortization	849	401
Shares issued for services	-	-
Changes in operating assets and liabilities
Accounts Receivable	(797)
Prepaid Expenses	(440)	-
Accounts payable and accrued expenses	7,858	(31)
Net cash flows from operating activities	(102,255)	(4,328)
Cash Flows from Investing Activity
Purchases of Equipment	(2,567)	-
Patents	(5,939)	-
Net cash flows from investing activities	(8,506)	-
Cash Flows from Financing Activities
Proceeds from shareholders’ loans	6,442	3,933
Payments on shareholders’ loans	(16,997)	-
Proceeds from demand loans from related party	153,176	-
Proceeds from stock subscription	5,577	-
Net cash flows from financing activities	148,198	3,933
Change in cash	37,437	(395)
Cash, beginning of the period	3,168	748
Cash, end of the period	$40,606	$353
Cash paid for interest expense	$1,668	$434
Cash paid for income taxes	$-	$-

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

Effective July 1, 2006, the Company acquired a 70% interest in Pacific Coast Development Corp. (“PCD”), a British Columbia corporation, for the purpose of advancing the business plan of PCD. This acquisition is described in more detail in Note 7.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.  As of March 31, 2007, there were no potentially dilutive securities outstanding.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method.  Under this method, deferred assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.  The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income

Note 2 - Restatement of Previously Issued Financial Statements

The Company has restated its balance sheet as of March 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows.  The Company has reassessed certain accounting policies and concluded certain items had been accounted for incorrectly in the past and has restated them accordingly.

The restated items are as follows:

•	Amended the Statement of Stockholders Equity to record the acquisition of a majority interest in PCD as a recapitalization of PCD.
•
Corrected the accounting of the consolidation of accounts of the Company with PCD so that all inter-company transactions are eliminated. The net effect on the balance sheet was a reduction of total assets and paid-in capital by the acquisition price paid by the Company for PCD;

•	Added “Minority Interest” to the Balance Sheet to record share of net income, if applicable, owing to the minority shareholder(s) of PCD;
•	Amended the Statement of Stockholders Equity to show the date of inception;
•	Corrected the weighted average shares outstanding on the Statement of Operations to reflect the date of inception.

Note 3 - Uncertainty as a Going Concern

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

Note 4 - Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. For the six months ended March 31, 2007 and 2006, the Company incurred advertising and marketing costs of $ 29,132 and $ 2,377 respectively.

Note 5 – Demand Loan Payable

Effective July 1, 2006, the Company entered into a loan agreement with a related party to borrow up to CDN $250,000 to fund operations and to acquire a non-dilutive 70% interest in Pacific Coast Develop Corp (“PCD”), a British Columbia corporation.  The loan does not bear interest and is due on demand.

Note 6 - Shareholder Loans

A Corporate officer and shareholder loaned funds to the Company.   The loan does not bear interest and is due on demand.

Note 7 - Acquisition

The Company was incorporated on Aug 10, 2006 under the laws of the State of Nevada. Initial operations were conducted under the name Pacific Coast Development Corp., a British Columbia corporation operating out of Surrey, British Columbia. On July 1, 2006, prior to incorporating, a 70%, non-dilutive interest in PCD for $100,000 was acquired. At incorporation, this pre-incorporation contract with PCD was ratified and assumed by the Company by unanimous written consent of its Board of Directors.

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

Note 8 - Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a $0.001 par value but no shares are issued.  This class of stock is a “blank check” class which means that the rights of this stock will be established at the time of its issuance.

Note 9 - Subsequent Events

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
February 27, 2008