Form 10KSB/A
period 2007-06-30
1st Home Buy & Sell Ltd.
filed 2008-02-28
CIK 1389415

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549[Missing Graphic Reference]

FORM 10-KSB/A
Amendment No. 1

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐ No ☒

Revenues for year ended June 30, 2007: CDN$38,725

Number of shares of the registrant’s common stock outstanding as of October 17, 2007 was 5,200,000.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Form SB-1

Form 10-QSB (for period ended March 31, 2007)

EXPLANATORY NOTE

This Amendment is being filed to (1) update our financial statements and other information; and (2) correct certain other information contained in the original Form 10-KSB as more fully set forth in the Form 8-K filed on February 7, 2008, which is incorporated by reference herein.

1st Home Buy & Sell Ltd.

PART II		Page
Item 7.	Financial Statements	6

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
1st Home Buy & Sell Ltd

We have audited the accompanying restated balance sheet of 1st Home Buy & Sell Ltd as of June 30, 2007, and the related statements of operations, stockholders’ equity and cash flows through June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1st Home Buy & Sell Ltd. as of June 30, 2007 and the results of its operations and its cash flows through June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s has suffered recurring losses from operations and has a net capital deficiency; this raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
February 6, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

PART II
Item 7.    Financial Statements

1st HOME BUY AND SELL LTD.

BALANCE SHEET (CONSOLIDATED)

June 30, 2007
(In Canadian Dollars)

(Restated)
ASSETS
Current Asset
Cash	$9,503
Equipment, net of accumulated depreciation	3,679
Patents, net of accumulated amortization	4,132

$17,314
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	220
Shareholders’ loans	8,475
Demand loans payable to related parties	153,176
Total current liabilities	161,871
Minority Interest	0
Stockholders' Equity (Deficit)
Preferred stock, USD $.001 par value; 10,000,000
shares authorized; no shares issued or outstanding	-
Common stock, USD $.001 par value; 100,000,000 shares authorized;
Issued: 5,000,000 shares	5,577
Additional paid-in capital	0
Retained earnings (deficit)	(150,134)
Total stockholders' equity (deficit)	(144,557)
$17,314

1st HOME BUY AND SELL LTD.

STATEMENTS OF OPERATIONS (CONSOLIDATED)

For the Years Ended June 30, 2007 and 2006
(In Canadian Dollars)

	2007 (Restated)	2006
Revenue	$38,725	$21,801
Expenses
General and administrative	177,640	21,027
Interest	1,949	784
	179,588	21,801
Net income (loss)	$(140,864)	$0
Net income (loss) per common share (basic and
fully diluted)	$(0.03)	$0.00
Weighted average number of common
shares outstanding	4,438,356	0

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

1st HOME BUY AND SELL LTD.

STATEMENTS OF CASH FLOWS (CONSOLIDATED)

For the Years Ended June 30, 2007 and 2006
 (In Canadian Dollars)

	2007 (Restated)	2006
Cash Flows from Operating Activities
Net income (loss)	$(140,864)	$-
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
Depreciation and amortization	1,017	535
Changes in operating assets and liabilities	-	-
Accounts payable and accrued expenses	(1,780)	(31)
Net cash flows from operating activities	(141,627)	504
Cash Flows from Investing Activity
Purchases of Equipment	(2,567)	-
Patents	(4,349)	-
Net cash flows from investing activities	(6,916)	-
Cash Flows from Financing Activities
Proceeds from shareholders’ loans	13,925	1,916
Payments on shareholders’ loans	(17,800)	-
Proceeds from demand loans from related parties	153,176
Proceeds from stock subscription	5,577	-
Net cash flows from financing activities	154,878	1,916
Change in cash	6,335	2,420
Cash, beginning of the period	3,168	748
Cash, end of the period	$9,503	$3,168
Cash paid for interest expense	$1,949	$784
Cash paid for income taxes	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Canadian Dollars)
June 30, 2007

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

Principles of Consolidation

The consolidated financial statements also include the accounts of the Company and those of Pacific Coast Development Corp. which is 70% owned by the Company.  All significant inter-company balances and transactions have been eliminated.

Cash

Cash consists of funds in checking accounts held by financial institutions in Canada.

Revenue Recognition

Revenue is recognized in the period in which it is received or receivable if the amount receivable can be reasonably estimated and its collection is reasonably assured.

Trust Accounts

These consolidated financial statements do not reflect the trust bank account and the trust liabilities which hold client funds pending the close of real estate transactions.  As of June 30, 2007, the corporation had, in trust, $ NIL for its clients.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.  As of June 30, 2007 and 2006, there were no potentially dilutive securities outstanding.

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

Patents

The actual costs to write and file patents with the US Patent Office are capitalized in the period in which funds are paid.  Patents are amortized using the straight-line method over the estimated useful life.  If the patent application is ultimately rejected, any remaining unamortized balance will be expensed in the period it is rejected.  At June 30, 2007, the Company has one patent application pending which is being amortized over its estimated useful life of 10 years.

Minority Interest

The minority interest balance has been reduced to zero due to the Company’s net losses.  The deficit balance of $42,159 has been included with the retained earnings (deficit) as of June 30, 2007 since there is no obligation on the part of the minority interest holder to fund losses.

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

Note 2 - Restatement of Previously Issued Financial Statements

The Company has restated its balance sheet as of June 30, 2007, and the related statements of operations, stockholders’ equity, and cash flows.  The Company has reassessed certain accounting policies and concluded certain items had been accounted for incorrectly in the past and has restated them accordingly.

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

Prior to assuming the acquisition agreement, the Company was a non-operating shell with no revenue or expenses. Accordingly, the transaction has been accounted for as a recapitalization of PCD. The historical financial statements presented in these consolidated financial statement are those of PCD. The assets and liabilities of PCD have been included in these consolidated financial statements at their net book value.  The operations of PCD are combined with the Company as of July 1, 2006.

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

Note 9 - Income Taxes

The Company is liable for taxes in the United States.  As of June 30, 2007, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been included in these consolidated financial statements.

The Company has accumulated net operating loss carry-forwards for tax purposes of approximately $141,000 that may be available to offset future taxable income.  These operating loss carry-forwards begin to expire in 2027.  In accordance with the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

The deferred tax asset associated with the operating loss carry-forward is approximately $48,000.  The Company has provided a valuation allowance against the deferred tax asset.  The change in the valuation allowance between 2006 and 2007 was an increase of $48,000.

Note 10 - Subsequent Events

There were no subsequent events expected to have a material effect on the Company's accounting policies or financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2008.

1st HOME BUY & SELL, LTD., a Nevada Corporation

By:	/s/ Daniel L. Baxter
Daniel L. Baxter Chief Executive Officer and Chairman of the Board

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities with 1st Home Buy & Sell Ltd. and on the dates indicated.

Signature	Position	Date
/s/ Daniel L. Baxter	Chief Executive Officer & Director	February 27, 2008
Daniel L. Baxter

/s/ Samuel J. Alderson	Chief Financial Officer & Director	February 27, 2008
Samuel J. Alderson