Form 10QSB/A
period 2007-09-30
1st Home Buy & Sell Ltd.
filed 2008-02-28
CIK 1389415

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

PART I.
Item 1.  FINANCIAL STATEMENTS

1st HOME BUY AND SELL LTD.

BALANCE SHEET (CONSOLIDATED)

September 30, 2007
(In Canadian Dollars)
UNAUDITED
(Restated)
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
$12,737

1st HOME BUY AND SELL LTD.

STATEMENTS OF OPERATIONS (CONSOLIDATED)

For the Three Months Ended September 30, 2007 and 2006
(In Canadian Dollars)

UNAUDITED

	2007 (Restated)	2006 (Restated)
Revenue	$8,832	$12,128
Expenses
General and administrative	39,142	40,187
Interest	386	723
	39,528	40,910
Net income (loss)	$(30,695)	$(28,781)
Net income (loss) per common share (basic and
fully diluted)	$(0.01)	$(0.01)
Weighted average number of common
shares outstanding	5,200,000	2,777,778

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

1st HOME BUY AND SELL LTD.

STATEMENTS OF CASH FLOWS (CONSOLIDATED)

For the Three Months Ended September 30, 2007 and 2006
 (In Canadian Dollars)

UNAUDITED
	2007 (Restated)	2006 (Restated)
Cash Flows from Operating Activities
Net income (loss)	$(30,696)	$(28,782)
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
Depreciation and amortization	325	199
Shares issued for services	15,000	-
Changes in operating assets and liabilities
Prepaid Expenses	-	(1,275)
Accounts payable and accrued expenses	11,132	3,549
Net cash flows from operating activities	(4,239)	(26,309)
Cash Flows from Investing Activity
Purchases of Equipment	-	(2,567)
Patents	-	(3,489)
Net cash flows from investing activities	-	(6,056)
Cash Flows from Financing Activities
Proceeds from shareholders’ loans	891	6,442
Payments on shareholders’ loans	(903)	(15,227)
Proceeds from demand loans from related party	-	103,112
Proceeds from stock subscription	-	5,577
Net cash flows from financing activities	(12)	99,904
Change in cash	(4,252)	67,539
Cash, beginning of the period	9,502	3,168
Cash, end of the period	$5,250	$70,708
Cash paid for interest expense	$386	$723
Cash paid for income taxes	$-	$-

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

Note 2 - Restatement of Previously Issued Financial Statements

The Company has restated its balance sheet as of September 30, 2007, and the related statements of operations, stockholders’ equity, and cash flows.  The Company has reassessed certain accounting policies and concluded certain items had been accounted for incorrectly in the past and has restated them accordingly.

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

DATE: February 27, 2008
By: /s/ DANIEL L. BAXTER
Daniel L. Baxter, President, CEO, & Director