Form 10QSB
period 2007-12-31
1st Home Buy & Sell Ltd.
filed 2008-02-28
CIK 1389415

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – QSB
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 5,300,000 shares of common stock, $.001 par value per share, as of February 27, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Quarterly Report on FORM 10-QSB For The Period Ended

December 31, 2007

1st Home Buy & Sell Ltd.

PART I.
Item 1.  FINANCIAL STATEMENTS

1st HOME BUY AND SELL LTD.

BALANCE SHEET (CONSOLIDATED)

December 31, 2007
(In Canadian Dollars)
UNAUDITED

ASSETS
Current Asset
Cash	$2,113
Equipment, net of accumulated depreciation	3,191
Patents, net of accumulated amortization	3,925
$9,229
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	11,511
Shareholders’ loans	18,810
Demand loans payable to related parties	153,176
Total current liabilities	183,498
Minority Interest	0
Stockholders' Equity (Deficit)
Preferred stock, USD $.001 par value; 10,000,000
shares authorized; no shares issued or outstanding	-
Common stock, USD $.001 par value; 100,000,000 shares authorized;
Issued: 5,300,000 shares	5,877
Additional paid-in capital	14,700
Retained earnings (deficit)	(194,845)
Total stockholders' equity (deficit)	(174,268)
$9,229

1st HOME BUY AND SELL LTD.

STATEMENTS OF OPERATIONS (CONSOLIDATED)

For the Three and Six Months Ended December 31, 2007 and 2006
(In Canadian Dollars)

UNAUDITED
	Three Months Ended Dec 31		Six Months Ended Dec 31
	2007	2006	2007	2006
Revenue	$13,425	$12,007	22,257	$24,135
Expenses
General and administrative	27,243	55,521	66,386	95,708
Interest	198	345	584	1,069
	27,441	55,866	66,970	96,777
	$(14,016)	$(43,861)	(44,712)	$(72,642)
Net income (loss) per common share (basic and
fully diluted)	$(0.00)	$(0.01)	$(0.02)	$(0.01)
Weighted average number of common
shares outstanding	5,300,000	5,000,000	5,250,000	3,888,889

1st HOME BUY AND SELL LTD.

STATEMENTS OF STOCKHOLDERS' EQUITY (CONSOLIDATED)

For the Period Ended December 31, 2007
(In Canadian Dollars)

UNAUDITED
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, August 10, 2006 (Inception)	0	$0	$0	$0	$0
Stock subscription	5,000,000	$5,577			5,577
Recapitalization of Pacific Coast Development Corp.				(9,270)	(9,270)
Net profit (loss) for the period				(140,864)	(140,864)
Balances, June 30, 2007	5,000,000	$5,577	$0	$(150,134)	$(144,557)
Stock issued for services	300,000	300	14,700		15,000
Net profit (loss) for the period				(30,695)	(30,695)
Balances, September 30, 2007	5,300,000	$5,877	$14,700	$(180,829)	$(160,252)
Net profit (loss) for the period				(14,016)	(14,016)
Balances, December 31, 2007	5,300,000	$5,877	$14,700	$(194,845)	$(174,268)

1st HOME BUY AND SELL LTD.

STATEMENTS OF CASH FLOWS (CONSOLIDATED)

For the Six Months Ended December 31, 2007 and 2006
 (In Canadian Dollars)

UNAUDITED
	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$(44,712)	$(72,642)
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
Depreciation and amortization	695	525
Shares issued for services	15,000	-
Changes in operating assets and liabilities
Accounts Receivable	-	(462)
Prepaid Expenses	-	(6,335)
Accounts payable and accrued expenses	11,292	(277)
	(17,725)	(79,192)
Cash Flows from Investing Activity
Purchases of Equipment	-	(2,567)
Patents	-	(5,939)
Net cash flows from investing activities	-	(8,506)
Cash Flows from Financing Activities
Proceeds from shareholders’ loans	11,688	6,442
Payments on shareholders’ loans	(1,353)	(16,038)
Proceeds from demand loans from related party	-	103,112
Proceeds from stock subscription	-	5,577
Net cash flows from financing activities	10,335	99,093
Change in cash	(7,389)	11,395
Cash, beginning of the period	9,502	3,168
Cash, end of the period	$2,113	$14,563
Cash paid for interest expense	$584	$1,069
Cash paid for income taxes	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Canadian Dollars)
December 31, 2007

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-QSB, and with Regulation S-B.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited annual financial statements for the year ended June 30, 2007 and the interim financial statements for the period ended September 30, 2007.

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

Trust Accounts

These consolidated financial statements do not reflect the trust bank account and the trust liabilities which hold client funds pending the close of real estate transactions.  As of December 31, 2007, the corporation had, in trust, $ NIL for its clients.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.  As of December 31, 2007 there were no potentially dilutive securities outstanding.

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

Patents

The actual costs to write and file patents with the US Patent Office are capitalized in the period in which funds are paid.  Patents are amortized using the straight-line method over the estimated useful life.  If the patent application is ultimately rejected, any remaining unamortized balance will be expensed in the period it is rejected.  At December 31, 2007, the Company has one patent application pending which is being amortized over its estimated useful life of 10 years.

Minority Interest

The minority interest balance has been reduced to zero due to the Company’s net losses.  The deficit balance of $ 58,454 has been included with the retained earnings (deficit) as of December 31, 2007 since there is no obligation on the part of the minority interest holder to fund losses.

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

Note 3 - Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. For the six months ended December 31, 2007 and 2006, the Company incurred advertising and marketing costs of $ 2,767 and $ 22,699 respectively.

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

5.           Signage Process:

5(a).     Traditional Signage Process: Realtors who list properties currently place their own listing signs on the property with their own contact information (the signs sometimes include the MLS #). The purpose here is to place the realtor in the position of middleman, controlling all contact with potential buyers so that there is no direct contact between buyer and seller. This continues to position the realtor in a control position, and consequently allows the realtor to inflate the value of the service provided.

5(b).     New Signage Process: The new signage process encourages direct contact between Buyers and Sellers by having the owner place their own sign on the property with their contact information along with the MLS# on the sign. This will direct calls from prospective Buyers directly to the property owner. Buyers will also be able use the MLS # to look up additional information on the property without engaging a realtor middleman.

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

Employees

As of December 31, 2007, we employed one (1) person on a full-time basis and one (1) person on a part time basis.

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

Quarterly Developments

During the period ended December 31, 2007, we have been responding to comments on our Form 211 with the NASD and will use our best efforts to secure a listing on the OTC BB as soon as possible.

Critical Accounting Policies and Estimates

Management has identified the following policies and estimates as critical to the Company’s business operations and the understanding of the Company’s results of operations. Note that the preparation of this Form 10-QSB requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2006 (UNAUDITED).

REVENUE

Our net revenue amounted to CDN$13,425 for the three months ended December 31, 2007 compared to CDN $12,007 for the three months ended December 31, 2006.  The increase in revenue for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 is a result of our ongoing efforts to increase sales through advertising and word-of-mouth.

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

OPERATING EXPENSES

Our total operating expenses for the three months ended December 31, 2007 were CDN$27,441 compared to CDN$55,866 for the same period in the prior year.  Expenses consisted primarily of general operating expenses including professional fees. The decrease is our operating expenses overall is mostly attributable to a reduction in the payment of management fees pending a successful listing on the OTCBB.

NET LOSS

As a result of the foregoing, we had a net loss of CDN$14,016 for the three months ended December 31, 2007 compared to a net loss of $43,861 for the same period in the prior year.  Our net loss for the period ended December 31, 2007 is attributed to accounting and legal expenses associated with our filings with the SEC and the NASD.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, our cash balance was CDN$2,113. This represents a decrease in our financial position since December 31, 2006 when we reported cash of CDN$14,563.

As of December 31, 2007, a related party had loaned the Company CDN$153,176. This loan is payable on demand, unsecured and does not accrue interest.

Cash flows from operating activities in 2007 through December 31 were negative CDN$17,725 compared with negative $79,192 in 2006 for the comparable period.  This improvement was a direct result of the reduction of expenses compared to the comparable period in the prior year.

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

Our total expenditures over the next twelve months are anticipated to be approximately $200,000 including the remaining estimated costs of becoming listed on the OTCBB. Our cash on hand as of December 31, 2007 is CDN $2,113. Although we continue to earn revenue, it is not at a sufficient level to generate enough cash to meet all our goals for the next twelve months.

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

Cash Requirements

Our cash on hand as of December 31, 2007 is CDN $2,113. We have sufficient cash on hand to pay the costs of some of our goals as outlined above as projected to twelve (12) months or less and to fund our operations for that same period of time. However, we will require additional financing in order to proceed with some or all of our goals as projected at more than twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected at more than twelve (12) months.

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

Progress in the development of our business plan will likely lend credibility to our plan to maintain profitability. We anticipate that we will hire several members to our sales, marketing, research and development, regulatory and administrative staff during the course of 2008 in order to fully implement our plans for growth.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 – 3.2	Articles of Incorporation and Bylaws	Previously Filed.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

(b)           Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st HOME BUY & SELL LTD.

DATE: February 27, 2008
By: /s/ DANIEL L. BAXTER
Daniel L. Baxter, President, CEO, &
Director