Form 10QSB/A
period 2007-03-31
1st Home Buy & Sell Ltd.
filed 2008-04-09
CIK 1389415

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – QSB/A
Amendment No. 3
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52936

1st Home Buy & Sell Ltd.
(Exact name of registrant as specified in its charter)

Nevada	APPLIED FOR
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

15612 – 37A Avenue, Surrey, BC CANADA V3S 0H7
 (Address of principal executive offices including zip code)

(604) 541-4173
(Registrant’s telephone number, including area code)

CSC Services of Nevada, Inc., 502 E. John Street, Carson City, NV 89706
 (Name and address of agent for service)

(775) 882-3072
(Telephone Number, including area code, of agent for service)

with a copy to:
Luis Carrillo, Esq.
SteadyLaw Group, LLP
501 W. Broadway, Suite 800
San Diego, CA 92101
Telephone (619) 399-3090
Telecopier (619) 330-1888

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 5,100,000 shares of common stock, $.001 par value per share, as of August 29, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment is being filed to amend our status to a shell company as defined in Rule 12b-2 of the Exchange Act.  No other information in the filing has changed.

PART II

Item 6.   Exhibits

EXHIBIT NUMBER	DESCRIPTION	LOCATION
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st HOME BUY & SELL LTD.

By: /s/ DANIEL L. BAXTER
Daniel L. Baxter, President, Chief Executive Officer & Director
April 8, 2008

By: /s/ SAMUEL J. ALDERSON
Samuel E. Alderson, Chief Financial Officer & Director
April 8, 2008