Form 10KSB/A
period 2007-06-30
1st Home Buy & Sell Ltd.
filed 2008-04-09
CIK 1389415

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2007

Commission File Number:   000-52936

1st HOME BUY & SELL LTD.
(Name of Small Business Issuer in Its Charter)

Nevada	Applied For
(State or Other Jurisdiction	IRS Employer
of Incorporation or Organization)	Identification Number

15612 37A Avenue, Surrey, BC CANADA V3S 0H7
 (Address and Telephone Number of Principal Executive Offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
Common	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

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

PART III

Item 13.   Exhibits

EXHIBIT NUMBER	DESCRIPTION	LOCATION
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st HOME BUY & SELL LTD.

By: /s/ DANIEL L. BAXTER
Daniel L. Baxter, President, Chief Executive Officer & Director
April 8, 2008

By: /s/ SAMUEL J. ALDERSON
Samuel E. Alderson, Chief Financial Officer & Director
April 8, 2008