Form 10-Q
period 2008-03-31
1st Home Buy & Sell Ltd.
filed 2008-05-15
CIK 1389415

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – Q
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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
(604) 541-4173
 (Address and Telephone Number of Principal Executive Offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	Over-the-Counter Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)
with a copy to:
SteadyLaw Group, LLP
501 W. Broadway, Suite 800
San Diego, CA 92101
Telephone (619) 399-3090
Telecopier (619) 330-1888

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           YES ☒ NO ☐
The registrant has 5,300,000 shares of common stock outstanding as of May 14, 2008.

Quarterly Report on FORM 10-Q
For The Period Ended
March 31, 2008

1st Home Buy & Sell Ltd.

PART I.
Item 1.  FINANCIAL STATEMENTS
1st HOME BUY AND SELL LTD.

BALANCE SHEETS (CONSOLIDATED)

 (In Canadian Dollars)
UNAUDITED
	For the Nine Months Ended March 31, 2008	For the Year Ended June 30, 2007
ASSETS
Current Asset
Cash	$8,741	$9,503

Equipment, net of accumulated depreciation	2,947	3,679
Patents, net of accumulated amortization	3,822	4,132
	$15,510	$17,314
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	6,397	220
Shareholders’ loans	16,721	8,475
Demand loans payable to related parties	153,176	153,176
Total current liabilities	176,294	161,871
Minority Interest	0	0
Stockholders' Equity (Deficit)
Preferred stock, USD $.001 par value; 10,000,000
shares authorized; no shares issued or outstanding	-
Common stock, USD $.001 par value; 100,000,000 shares authorized;
Issued: 5,300,000 shares	5,877	5,577
Additional paid-in capital	14,700	0
Retained earnings (deficit)	(181,361)	(150,134)
Total stockholders' equity (deficit)	(160,785)	(144,557)
	$15,510	$17,314

The accompanying notes are an integral part of these financial statements.

1st HOME BUY AND SELL LTD.

STATEMENTS OF OPERATIONS (CONSOLIDATED)

For the Three and Nine Months Ended March 31, 2008 and 2007
(In Canadian Dollars)

UNAUDITED
	Three Months Ended Mar 31		Nine Months Ended Mar 31
	2008	2007	2008	2007
Revenue	$20,787	$8,444	$43,044	$32,579
Expenses
General and administrative	6,943	44,927	73,330	140,636
Interest	360	600	943	1,668
Total Expenses	7,303	45,527	74,273	142,304
Net ordinary income (loss)	13,484	(37,083)	(31,228)	(109,725)
Provision for Income Taxes	0	0	0	0
Net income (loss)	$13,484	$(37,083)	$(31,228)	$(109,725)
Net income (loss) per common share (basic and
fully diluted)	$0.00	$(0.01)	$(0.01)	$(0.03)
Weighted average number of common
shares outstanding	5,300,000	5,000,000	5,233,333	4,259,259

The accompanying notes are an integral part of these financial statements.

1st HOME BUY AND SELL LTD.

STATEMENTS OF STOCKHOLDERS' EQUITY (CONSOLIDATED)

For the Period Ended March 31, 2008
(In Canadian Dollars)

UNAUDITED
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, August 10, 2006 (Inception)	0	$0	$0	$0	$0
Stock subscription	5,000,000	$5,577			5,577
Recapitalization of Pacific Coast Development Corp.				(9,270)	(9,270)
Net profit (loss) for the period				(140,864)	(140,864)
Balances, June 30, 2007	5,000,000	$5,577	$0	$(150,134)	$(144,557)
Stock issued for services	300,000	300	14,700		15,000
Net profit (loss) for the period				(30,695)	(30,695)
Balances, September 30, 2007	5,300,000	$5,877	$14,700	$(180,829)	$(160,252)
Net profit (loss) for the period				(14,016)	(14,016)
Balances, December 31, 2007	5,300,000	$5,877	$14,700	$(194,845)	$(174,268)
Net profit (loss) for the period				13,484	13,484
Balances, March 31, 2008	5,300,000	$5,877	$14,700	$(181,361)	$(160,785)

The accompanying notes are an integral part of these financial statements.

1st HOME BUY AND SELL LTD.

STATEMENTS OF CASH FLOWS (CONSOLIDATED)

For the Nine Months Ended March 31, 2008 and 2007
 (In Canadian Dollars)

UNAUDITED
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(31,228)	$(109,725)
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
Depreciation and amortization	1,042	849
Shares issued for services	15,000	-
Changes in operating assets and liabilities
Accounts Receivable	-	(797)
Prepaid Expenses	-	(440)
Accounts payable and accrued expenses	6,178	7,858
Net cash flows used in operating activities	(9,008)	(102,255)
INVESTING ACTIVITIES
Purchases of Equipment	-	(2,567)
Patents	-	(5,939)
Net cash flows from investing activities	-	(8,506)
FINANCING ACTIVITIES
Proceeds from shareholders’ loans	21,708	6,442
Payments on shareholders’ loans	(13,462)	(16,997)
Proceeds from demand loans from related party	-	153,176
Proceeds from stock subscription	-	5,577
Net cash flows from financing activities	8,246	148,198
Change in cash	(762)	37,437
Cash, beginning of the period	9,502	3,168
Cash, end of the period	$8,741	$40,606
Supplemental Information:
Cash paid for interest expense	$943	$1,668
Cash paid for income taxes	$-	$-
Non-Cash Activities	$16,042	$849

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Canadian Dollars)
March 31, 2008

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-QSB, and with Regulation S-B.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited annual financial statements for the year ended June 30, 2007 and the interim financial statements for the period ended September 30, 2007 and December 31, 2007.

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

Trust Accounts

These consolidated financial statements do not reflect the trust bank account and the trust liabilities which hold client funds pending the close of real estate transactions.  As of March 31, 2008, the corporation had, in trust, $ NIL for its clients.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.  As of March 31, 2008 there were no potentially dilutive securities outstanding.

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

Patents

The actual costs to write and file patents with the US Patent Office are capitalized in the period in which funds are paid.  Patents are amortized using the straight-line method over the estimated useful life.  If the patent application is ultimately rejected, any remaining unamortized balance will be expensed in the period it is rejected.  At March 31, 2008, the Company has one patent application pending which is being amortized over its estimated useful life of 10 years.

Minority Interest

The minority interest balance has been reduced to zero due to the Company’s net losses.  The deficit balance of $ 54,408 has been included with the retained earnings (deficit) as of March 31, 2007 since there is no obligation on the part of the minority interest holder to fund losses.

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

Note 3 - Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. For the nine months ended March 31, 2008 and 2007, the Company incurred advertising and marketing costs of $ 4,268 and $ 29,132 respectively.

Note 4 – Demand Loan Payable

Effective July 1, 2006, the Company entered into a loan agreement with a related party to borrow up to CDN $250,000 to fund operations and to acquire a non-dilutive 70% interest in Pacific Coast Develop Corp (“PCD”), a British Columbia corporation.  The loan does not bear interest and is due on demand. The balance at March 31, 2008 and 2007 was $153,176.

Note 5 - Shareholder Loans

A Corporate officer and shareholder loaned funds to the Company.   The loan does not bear interest and is due on demand. The balance at March 31, 2008 and 2007 was $16,721 and $1,796 respectively.

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

Note 8 - Subsequent Events

During the period ended March 31, 2008, we continued to respond to comments on our Form 211 with the FINRA.  On May 13, 2008, our Form 211 was cleared by FINRA and we became eligible to trade on the OTCBB effective May 14, 2008. However, this is not expected to have a material effect on the Company's accounting policies or financial reporting.

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

Employees

As of March 31, 2008, we employed one (1) person on a full-time basis and one (1) person on a part time basis.

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

Quarterly Developments

During the period ended March 31, 2008, we continued to respond to comments on our Form 211 with the FINRA.  Subsequent to the period ended March 31, 2008, on May 13, 2008, our Form 211 was cleared by FINRA.  We became eligible to trade on the OTCBB on May 14, 2008.

Critical Accounting Policies and Estimates

Management has identified the following policies and estimates as critical to the Company’s business operations and the understanding of the Company’s results of operations. Note that the preparation of this Form 10-Q requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED).

REVENUE

Our net revenue amounted to CDN$20,787 for the three months ended March 31, 2008 compared to CDN $8,444 for the three months ended March 31, 2007.  The increase in revenue for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is a result of our ongoing efforts to increase sales through advertising and word-of-mouth.

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

OPERATING EXPENSES

Our total operating expenses for the three months ended March 31, 2008 were CDN$7,303 compared to CDN$45,527 for the same period in the prior year.  Expenses consisted primarily of general operating expenses including professional fees. The decrease is our operating expenses overall is mostly attributable to a reduction in the payment of management fees pending a successful listing on the OTCBB.

NET LOSS

As a result of the foregoing, we had a net profit of CDN$13,484 for the three months ended March 31, 2008 compared to a net loss of $37,083 for the same period in the prior year.  Our net profit for the period ended March 31, 2008 is attributed to increased revenue and reduced expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, our cash balance was CDN$8,741. This represents a decrease in our financial position since March 31, 2007 when we reported cash of CDN$40,606.

As of March 31, 2008, a related party had loaned the Company CDN$153,176. This loan is payable on demand, unsecured and does not accrue interest.

Cash flows from operating activities in 2008 through March 31 were negative CDN$762 compared with positive $37,437 in 2007 for the comparable period.  This decline in our cash position is a result of not relying on shareholder loans in 2008 to the same degree as we had in 2007, while at the same time cutting expenses and increasing revenues.

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

Cancellation Policy

The cost of an initial service is non-refundable and includes a listing period of four (4) weeks.  100% of the initial listing price is forfeited by customers wishing to cancel within the first four (4) weeks of an initial listing.  No refunds are given to customers for unused or partially used components.  After the initial listing period, all listing are on a week to week renewal, again with no refunds for unused or partially used components.  There were no customer cancellations during 2007, and have been none to date in 2008.

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

Goal	Expected Manner of Occurrence or Method of Achievement	Date When Step Should be Accomplished	Cost of Completion
Launch Marketing Phase	Implementation of marketing plan	3 - 12 months	$250,000
Seek Equity Financing Partner (s)	Recruit Investor Relations Company	1 – 3 months	$50,000

Our total expenditures over the next twelve months are anticipated to be approximately $300,000. Our cash on hand as of March 31, 2008 is CDN $8,741. Although we continue to earn revenue, it is not at a sufficient level to generate enough cash to meet all our goals for the next twelve months.

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

Cash Requirements

Our cash on hand as of March 31, 2008 is CDN $8,741. We have sufficient cash on hand to pay the costs of some of our goals as outlined above as projected to twelve (12) months or less and to fund our operations for that same period of time. However, we will require additional financing in order to proceed with some or all of our goals as projected at more than twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected at more than twelve (12) months.

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

Future Financings

Our plan of operation calls for significant expenses in connection with the implementation of our business plan over the course of the next 24 months. For the next twelve months, management anticipates that the minimum cash requirements to fund our proposed goals and our continued operations will be at least $300,000. As such, we do not have sufficient funds on hand to meet our planned expenditures over the next 24 months. Therefore, we may require and may need to seek additional financing to meet our planned expenditures.

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

Available Information

We file electronically with the Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  You may obtain a free copy of our reports and amendments to those reports on the day of filing with the SEC by going to http://www.sec.gov.

ITEM 4(T). CONTROLS AND PROCEDURES

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

PART II.

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1(A). RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None, other than those reported in on Form 8-Ks filed during the period ended March 31, 2008.

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

(b)           Reports on Form 8-K.

During the period ended March 31, 2008, we filed reports on Form 8-K on the following dates:

February 7, 2008

Subsequent to the period ended March 31, 2008, we filed reports on Form 8-K on the following dates:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st Home Buy & Sell Ltd.

Date: May 14, 2008	By:	/s/ Daniel L. Baxter
Daniel L. Baxter
Director, CEO and President