Form 10KSB
period 2008-06-30
1st Home Buy & Sell Ltd.
filed 2008-10-14
CIK 1389415

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

Commission File Number:   333-142856

1st HOME BUY & SELL LTD.
(Name of Small Business Issuer in Its Charter)

Nevada	26-3530392
(State or Other Jurisdiction	IRS Employer
of Incorporation or Organization)	Identification Number

2300 W. Sahara Ave. Suite 800
Las Vegas, NV 89102
702-357-8867
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐ No ☒

Revenues for year ended June 30, 2008: $84,802.00

Number of shares of the registrant’s common stock outstanding as of October 13, 2008 was 19,222,011.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

1st Home Buy & Sell Ltd.

Forward-Looking Statements
PART I		Page
Item 1.	Description of Business	5
	The Company
	Our Strategy
	Competition
	Trademarks
	Government Regulation
	Employees
	Available Information
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8
PART II
Item 5.	Market for Common Equity and Related Stockholder Matters	9
Item 6.	Management’s Discussion and Analysis or Plan of Operation	9
Item 7.	Financial Statements	15
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	26
Item 8A.	Controls and Procedures	26
Item 8B.	Other Information	27
PART III
Item 9.	Directors, Executive Officers and Corporate Governance	27
Item 10.	Executive Compensation	29
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32
Item 12.	Certain Relationships and Related Transactions	32
Item 13.	Exhibits	33
Item 14.	Principal Accountant Fees and Services	33

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

PART I

Item 1.    Business

Our Corporate History

On August 10, 2006, 1st Home Buy & Sell Ltd. was formed as a Nevada corporation.  Initial operations commenced under the name Pacific Coast Development Corp., a British Columbia corporation operating out of Surrey, British Columbia.  Prior to incorporating, we acquired, on July 1, 2006, a 70%, non-dilutive interest in PCDC in exchange for $100,000.  This pre-incorporation contract with PCDC was ratified by our Board of Directors immediately after we were formally incorporated on August 10, 2006. The Company conducted all operations through its majority owned operational subsidiary, PCDC. The acquisition of PCDC shall be referred to hereinafter as the “PCDC Transaction.”

On July 1, 2008, the Company announced that it had entered into an agreement with the DK Group N.A.N.V., a corporation organized under the laws of the Netherland Antilles (“DK Group”) whereby the Company agreed to purchase all of the assets and liabilities of DK Group in exchange for shares of the Company’s common stock (the “Acquisition Shares”). Additionally and as part of the DK Group transaction, the Company agreed to effectuate a three for one (3:1) forward split of the Company’s common stock. The forward split took place and became effective as of September 15, 2008. The transaction with the DK Group was expected to close on or before September 30, 2008. As of the date of filing of this report the Company and DK Group are still in discussions and both parties are diligently working to successfully close this transaction. The parties have agreed to extend the closing until October 31, 2008.

On August 31, 2008, the Company announced that due to continued ongoing and significant losses incurred by PCDC, that the Company had entered into an agreement with PCDC (the “PCDC Transaction”) whereby the holder of a non-controlling 30% interest of PCDC (the “Purchaser”) would repurchase the 70% controlling interest in PCDC. Pursuant to the terms of the agreement, the Company relinquished all of the shares of PCDC then owned by the Company and forgave all debts owed by PCDC to the Company in exchange for the return of 300,000 shares of the Company’s common stock held by the Purchaser.

As a result of this transaction the Company believes that, as of August 31, 2008, the Company would be considered a “shell” company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Should the transaction with the DK Group fail to close and to the extent that it is able, the Company shall undertake efforts to develop a business or merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that the Company may undertake has not yet been determined. If the Company does not successfully pursue some form of operating business, then the primary activity of the Company will likely involve seeking merger or acquisition candidates with whom it can either merge or acquire.

Research and Development

We conduct no research and development activities.

Intellectual Property

We currently have no intellectual property.

Employees

As of June 30, 2008, we employed one (1) person on a full-time basis and one (1) person on a part time basis.

Because of the nature of our business, we do not expect to hire any new employees in the foreseeable future, but anticipate that we will be conducting most of our business through agreements with consultants and third parties.

RISK FACTORS

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

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

BECAUSE WE HAVE ONLY ONE OFFICER AND DIRECTOR RESPONSIBLE FOR OUR MANAGERIAL AND ORGANIZATIONAL STRUCTURE, IN THE FUTURE, THERE MAY NOT BE EFFECTIVE DISCLOSURE AND ACCOUNTING CONTROLS TO COMPLY WITH APPLICABLE LAWS AND REGULATIONS WHICH COULD RESULT IN FINES, PENALTIES AND ASSESSMENTS AGAINST US.

Our sole officer and director is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

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

Item 2.    Properties

Our executive office is located at 2300 W. Sahara Ave. Suite 800, Las Vegas, NV 89102, this is generic office space that we rent pursuant to a one year lease. We believe that this existing space is adequate for our current needs. Should we require additional space, we believe that such space can be secured on commercially reasonable terms.

Item 3.    Legal Proceedings

We are not currently involved in any legal proceedings

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Our common stock has been traded on over the counter bulletin board (OTCBB) under the symbol “FHBY” since June 12, 2008. The following table sets forth, in U.S. dollars the high and low bid prices for each of the calendar quarters indicated, as reported by the OTCBB. The prices in the table may not represent actual transactions and do not include retail markups, markdowns or commissions.

	Company Common Stock Bid Prices
	High	Low
2008
September 30	2.00	0.0167
June 30	0.0167	0.0167

On October 13, 2008, the last bid and ask of our common stock as reported on the OTCBB was $0.10 and $2.00, respectively.

(b)           At June 30, 2008, there were 33 record holders of 6,707,337 shares of the Company’s Common Stock.

(c)           The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant’s business.

Equity Compensation Plans

We have no equity compensation program including no stock option plan and none are planned for the foreseeable future.

Recent Sales of Unregistered Securities

None, other than those set forth in the reports filed during the year ended June 30, 2008.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

PLAN OF OPERATIONS:

The Company’s plans include seeking to close the pending transaction with the DK Group. However, there can be no assurance that the Company and the DK Group will be able to finalize and close the transaction. Should the DK Group transaction not close, the Company will refocus its efforts to seek out and identify potential acquisition candidates.

Cash Requirements

Our cash on hand as of June 30, 2008 is $34,628. We have sufficient cash on hand to pay the costs of operations for the next 12 months. However, any additional growth of the Company may require additional cash infusions. The failure to secure any necessary outside funding would have an adverse affect on our development and results therefrom and a corresponding negative impact on shareholder liquidity.

Results of Operations

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2008 COMPARED TO THE YEAR ENDED JUNE 30, 2007.

REVENUE

Our net revenue amounted to $84,802 for the year ended June 30, 2008 compared to $37,708 for the year ended June 30, 2007.

Fluctuations in our revenues are primarily the result of the nature of the business model we operate. The Company can neither predict or assess, nor prevent fluctuations.  Because of the unpredictable nature of fluctuations, we do not attribute fluctuations to any particular item or event. Our business model was designed to respond to fluctuation with immediate change.

OPERATING EXPENSES

Our total operating expenses for the year ended June 30, 2008 were $126,380 compared to $179,640 in the prior year.  Expenses consisted primarily of general operating expenses and professional fees. The increase in operating expenses is mostly attributable to our accounting and legal expenses associated with our SEC filing and attempt to become listed on the OTCBB.

NET LOSS

Primarily as a result of the foregoing, we had a net loss of $41,451 for the year ended June 30, 2008 compared to net loss of 140,915 for 2007.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, our cash balance was $34,628 compared to $9,502 for the year ended June 30, 2007.

Operating Activities

The Company has more current liabilities than current assets. Working capital (the difference between the Company’s current assets and current liabilities) was ($143,003) at June 30, 2008. Our net income for the year, as adjusted for amortization and future income taxes, was ($41,451) for the fiscal year ended June 30, 2008.

Financing Activities

During the year ended June 30, 2008, we had no net cash provided from the issuance of common stock through financing activities.

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

Recently Issued Accounting Pronouncement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet assessed the impact, if any, that the implementation of SFAS No. 157 will have on our consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the basic requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the business acquired at their acquisition-date fair values and generally requires acquisition-related costs to be expensed as incurred. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) must be applied prospectively and are effective for the Company’s fiscal year ending June 30, 2010 for all business combinations occurring on or after July 1, 2009. We have not yet assessed the impact that the implementation of SFAS No. 141(R) may have on our consolidated results of operations or financial condition.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, and for the deconsolidation of a subsidiary. Among other requirements, SFAS No. 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a separate component of equity in the consolidated financial statements, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest, with disclosure of those amounts on the face of the consolidated statement of income. SFAS No. 160 is effective beginning in the Company’s fiscal year ending June 30, 2010 and must be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. We have not yet assessed the impact that the implementation of SFAS No. 160 may have on our consolidated results of operations or financial condition.

In June of 2008, the FASB issued a Staff Position on EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company is currently evaluating the impact of this adoption on its consolidated financial statements.

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

Moore and Associates, Chartered
ACCOUNTANTS AND ADVISORS
    PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBIC ACCOUNTING FIRM

To the Board of Directors
1st Home Buy and Sell, LTD

We have audited the accompanying consolidated balance sheets of 1st Home Buy and Sell, LTD as of June 30, 2008 and June 30, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2008 and June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all materials respects, the financial position of 1st Home buy and Sell, LTD as of June 30, 2008 and June 30, 2007 and the related consolidated statements of operations, stockholder' equity and cash flows for the years ended June 30, 2008 and June 30, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operation and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore and Associtates

Moore and Associates, Chartered
Las Vegas, Nevada
October 1, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Item 7.    Financial Statements

1st Home Buy and Sell Ltd.
Consolidated Balance Sheets
For the Years ended June 30, 2008 and 2007
(In Canadian Dollars)

	2008	2007
ASSETS

Current Assets
Cash	$34,628	$9,502
Accounts Receivable	2,768	0
Total Current Assets	37,395	9,502

Fixed Assets
Equipment, net of accumulated depreciation	2,703	3,679
Patents, net of accumulated amortization	$3,719	$4,132
Total Fixed Assets	6,421	7,811
TOTAL ASSETS	43,817	17,314

LIABILITIES
Current Liabilities
Accounts payable	$16,411	$219
Accrued liabilities	4,584	0
Shareholders' Loans	12,650	8,475
Demand loans payable to related parties	153,176	153,176
Total Current Liabilities	186,820	161,870

Non-Controlling Interest	0	0

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Preferred Stock
Authorized: 10,000,000 shares with $0.001 par value
Issued: Nil	0	0
Common Stock
Authorized: 100,000,000 common shares with $0.001 par value
Issued: 6,707,337 (June 30, 2008)	7,307	5,577
5,000,000 (June 30, 2007)
Additional paid-in capital	41,875	0
Comprehensive Loss	(42,053)	(140,863)
Retained Earnings	(150,133)	(9,270)
	(143,003)	(144,556)
	$43,817	$17,314

The accompanying notes are an integral part of these consolidated financials statements.

1st Home Buy and Sell Ltd.
Consolidated Statements of Operations
For the Years ended June 30, 2008 and 2007
(In Canadian Dollars)

	2008	2007
Revenue	84,802	37,708
Expenses
Advertising	5,943	30,450
Filing Fees	11,227	165
Licensing Fees	2,410	6,683
Management Fees	60,954	118,925
Professional Fees	13,074	10,849
General and Administrative	32,771	12,567
Total Expenses	126,380	179,640
	(41,578)	(141,932)
Loss from Operations
Other Income (Expense)
Interest income	127	1,017
Provision for Income Taxes	0	0
Net Income (Loss)	$(41,451)	$(140,915)

Loss per Share – Basic and Diluted	$(0.01)	$(0.03)

Weighted Average Shares Outstanding	5,249,041	4,438,356

Comprehensive Income (Loss)
Net Loss	(41,451)	(140,915)
Gain (loss) on foreign exchange translation	(602)	52
Total Comprehensive Loss	(42,053)	(140,863)

The accompanying notes are an integral part of these consolidated financials statements.

1st Home Buy and Sell Ltd.
Consolidated Statements of Stockholders' Equity
For the Years ended June 30, 2008 and 2007
(In Canadian Dollars)

			Additional	Accumulated	Total
	Common Stock		Paid-in	Comprehensive	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficiency
Balances, August 10, 2006 (Inception)	-	-	-	-	-
Stock Subscription as par value USD 0.001 (CDN 0.001115) per share	5,000,000	5,577			5,577
Recapitalization of Pacific Coast Development Corp.				(9,270)	(9,270)
Loss for the year				(140,915)	(140,915)
Foreign currency translation adjustment				52	52
Balance - June 30, 2007	5,000,000	5,577	-	(150,133)	(144,556)
Stock issued for services at par value, USD 0.001 (CDN 0.001) per share	300,000	300	14,700		15,000
Stock Issued for cash, USD 0.02 (CDN 0.02033) per share	1,407,337	1,430	27,175		28,606
Loss for the year				(41,451)	(41,451)
Foreign currency translation adjustment				(602)	(602)
Balance - June 30, 2008	6,707,337	7,307	41,875	(192,186)	(143,003)

The accompanying notes are an integral part of these consolidated financials statements.

1st Home Buy and Sell Ltd.
Consolidated Statements of Cash Flows
For the Years ended June 30, 2008 and 2007
(In Canadian Dollars)

	2008	2007
Operating
Net Loss	$(41,451)	$(140,915)
Items not involving cash:
Amortization and depreciation	1,390	1,017
Shares issued for consulting services	15,000	-
Changes in non-cash working capital items:
Accounts receivable	(2,768)	0
Accounts payable	16,191	(1,781)
Accrued liabilities	4,584	0
Net cash flows provided by (used in) operations	(7,054)	(141,678)

Investing
Equipment purchases	-	(2,567)
Patents	-	(4,349)
Net cash flows from investing activities	0	(6,916)

Financing
Proceeds from shareholder loans	23,760	13,925
Payments on shareholder loans	(19,584)	(17,800)
Proceeds from demand loans from related parties	-	153,176
Share issued for cash	28,606	5,577
Net cash flows from financing activities	32,781	154,878

Effect of exchange rate changes	(602)	52

Change in Cash	25,125	6,335
Cash - Beginning	9,504	3,168
Cash - Ending	$34,628	$9,504

Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these consolidated financials statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Canadian Dollars)
June 30, 2008

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

Effective July 1, 2006, the Company acquired a 70% interest in Pacific Coast Development Corp. (“PCD”), a British Columbia corporation, for the purpose of advancing the business plan of PCD. This acquisition is described in more detail in Note 5.

Foreign Currrency Translation

All of the Company's transactions are denominated in Canadian currency so the Company has adopted the Canadian dollar as its functional and reporting currency.  All transactions initiated in other currencies are re-measured into the functional currency as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date,
•	Equity at historical rates, and
•	Revenue and expense items at the prevailing rate on the date of the transaction.

Translation adjustments resulting from translation of balances are accumulated as a separate component of shareholders’ equity and reported as a component of comprehensive income or loss.

Principles of Consolidation

The consolidated financial statements also include the accounts of the Company and those of Pacific Coast Development Corp. which is 70% owned by the Company.  All significant inter-company balances and transactions have been eliminated.

Cash

Cash consists of funds in checking accounts held by financial institutions in Canada.

Revenue Recognition

The Company derives its revenues from the following sources and recognizes that revenue when it is received or receivable as follows:

•	Consulting Fees are recognized when invoiced. Invoices are created in the period in which the work was performed;
•	Real Estate Commissions are recognized when the sale of the property has been completed and payment is released from escrow; and
•	Weekly Listing & Admin Fees are recognized when the client's credit card is charged.

Trust Accounts

These consolidated financial statements do not reflect the trust bank account and the trust liabilities which hold client funds pending the close of real estate transactions.  As of June 30, 2008 and 2007, the corporation had, in trust, $ NIL for its clients.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.  As of June 30, 2008 and 2007, there were no potentially dilutive securities outstanding.

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

Patents

The actual costs to write and file patents with the US Patent Office are capitalized in the period in which funds are paid.  Patents are amortized using the straight-line method over the estimated useful life.  If the patent application is ultimately rejected, any remaining unamortized balance will be expensed in the period it is rejected.  At June 30, 2008, the Company has one patent application pending which is being amortized over its estimated useful life of 10 years.

Non-Controlling Interest

The non-controlling interest balance has been reduced to zero due to the Company’s net losses.  The deficit balance of $57,683 has been included with the retained earnings (deficit) as of June 30, 2008 since there is no obligation on the part of minority shareholders to fund losses.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet assessed the impact, if any, that the implementation of SFAS No. 157 will have on our consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the basic requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the business acquired at their acquisition-date fair values and generally requires acquisition-related costs to be expensed as incurred. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) must be applied prospectively and are effective for the Company’s fiscal year ending June 30, 2010 for all business combinations occurring on or after July 1, 2009. We have not yet assessed the impact that the implementation of SFAS No. 141(R) may have on our consolidated results of operations or financial condition.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, and for the deconsolidation of a subsidiary. Among other requirements, SFAS No. 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a separate component of equity in the consolidated financial statements, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest, with disclosure of those amounts on the face of the consolidated statement of income. SFAS No. 160 is effective beginning in the Company’s fiscal year ending June 30, 2010 and must be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. We have not yet assessed the impact that the implementation of SFAS No. 160 may have on our consolidated results of operations or financial condition.

In June of 2008, the FASB issued a Staff Position on EITF 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two class method described in paragraphs 60 and 61 of FASB Statement No. 128, "Earnings per Share." The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company is currently evaluating the impact of this adoption on its consolidated financial statements.

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

Note 3 – Demand Loan Payable

Effective July 1, 2006, the Company entered into a loan agreement with a related party to borrow up to CDN $250,000 to fund operations and to acquire a non-dilutive 70% interest in Pacific Coast Develop Corp (“PCD”), a British Columbia corporation.  At June 30, 2008, the Company had drawn down $153,176. The loan does not bear interest and is due on demand.

Note 4 - Shareholder Loans

A Corporate officer and shareholder loaned funds to the Company.   At June 30, 2008, the Company owed $12,650. The loan does not bear interest and is due on demand.

Note 5 - Acquisition

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

Note 6 - Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a $0.001 par value but no shares are issued.  This class of stock is a “blank check” class which means that the rights of this stock will be established at the time of its issuance.

Note 7 - Income Taxes

The Company is liable for taxes in the United States.  As of June 30, 2008, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been included in these consolidated financial statements.

The Company has accumulated net operating loss carry-forwards for tax purposes of approximately $192,000 that may be available to offset future taxable income.  These operating loss carry-forwards begin to expire in 2027.  In accordance with the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

The deferred tax asset associated with the operating loss carry-forward is approximately $66,000.  The Company has provided a valuation allowance against the deferred tax asset.  The change in the valuation allowance between 2007 and 2008 was an increase of $14,000.

Note 8 - Subsequent Events

1.
As a result of the ongoing losses of its subsidiary, Pacific Coast Development Corp., the Company reached an agreement with the holder (the “Purchaser”) of the 30% non-controlling interest of the subsidiary to repurchase the 70% majority interest held by the Company. Under the terms of the agreement, the Company will relinquish all its shares in the subsidiary and forgive the debt owed by the subsidiary to the Company in exchange for the 300,000 shares of the Company held by the Purchaser.   The transaction was effective on August 31, 2008 and will be accounted for as a discontinued operation.

2.	On September 15, 2008, the Company effected a 3-for-1 stock dividend of its issued and outstanding common stock. The per share data in these financial statements are presented on a pre-dividend basis.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent public accountants on accounting and financial disclosure.

Item 8A.  Controls and Procedures

(1)               Evaluation of Disclosure Controls and Procedures.     As required by Rule 13a-15 under the Exchange Act, our management, our Chief Executive Officer, Chief Financial Officer, and Directors, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, the Board concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2008.

(2)               Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

On February 4, 2008, the chief executive officer and chief financial officer of the Company, under authority granted to them by, and with the approval of, the board of directors, concluded that our previously reported consolidated financial statements for the periods listed below should no longer be relied upon:

•	Our quarterly financial statements for the periods ended September 30, 2006 and December 31, 2006 included in our Form SB-1 filed with the SEC on May 11, 2007;
•	Our quarterly report for the period ended March 31, 2007 filed with the SEC on August 30, 2007,
•	Our annual report for the year ended June 30, 2007 filed with the SEC on October 19, 2007; and
•	Our quarterly report for the period ended September 30, 2007 filed with the SEC on November 27, 2007.

Due to this material weakness, management has concluded that the controls over accounting for share based payments were not operating effectively. Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis. A material weakness in the period-end financial reporting process could result in the Company not being able to meet its regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future.
Due to the significant number and magnitude of adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis. This was evidenced by a significant number of adjustments noted resulting in the restatement of our financial statements.

Management is currently evaluating remediation plans for the above control deficiencies.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Moore & Associates, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of June 30, 2008.

(3)               Changes in Internal Controls.     During the period ended June 30, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.   Other Information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The name, age, and position with our company of each director and executive officer are as follows:

NAME	AGE	POSITIONS	DATE FIRST HELD

Martha Jimenez	61	Chief Executive Officer, President & Director	September 2, 2008

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

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Martha Jimenez

From 1989 to 2006, Ms. Jimenez was President and owner of Lucar Trucking, Inc.  Ms. Jimenez started Lucar with only two trucks and grew it to 35 trucks with over 50 employees.  Lucar Trucking was primarily involved in cross border shipments and delivering goods to various parts of California.  Ms. Jimenez was an active member of the California Trucking Association for various years before she retired in 2006.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires the Company’s directors and certain executive officers and certain other beneficial owners of the Company’s common stock to periodically file notices of changes in beneficial ownership of common stock with the Securities and Exchange Commission. To the best of the Company’s knowledge, based solely on copies of such reports received by it, and the written representations of its officers and directors, the Company believes that for 2008 all required filings were timely filed by each of its directors and executive officers.

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

Item 10.       Executive Compensation

Summary Compensation Table

The following table sets forth the overall compensation earned over each of the past two fiscal years ending June 30, 2008 by (1) each person who served as the principal executive officer of the Company during fiscal year 2008; (2) the Company’s most highly compensated executive officers as of June 30, 2008 with compensation during fiscal year 2008 of $100,000 or more; and (3) those individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of June 30, 2008.

Name and Principal Position	Fiscal Year	Salary ($) (1)		Bonus ($)	Stock Awards	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation Compensation ($) (2)(3)	Total ($)
Daniel L. Baxter	2008		$—	$—	—	—	—	—	—		$—
	2007		$—	$—	—	—	—	—	—		$—

Samuel J. Alderson	2008	$	----	$—	—	—	—	—	—	$	----
	2007	$	----	$—	—	—	—	—	—	$	----
Steve Neil (1)	2008		$60,000	$—	—	—	—	—	—		$60,000
	2007		$48,000	$—	—	—	—	—	—		$48,000

(1) This represents management fees paid during the year ended June 30, 2008 and during the year ended June 30, 2007 to Steve Neil.

There were no stock options granted or exercised by the named executive directors in 2008.

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

There were no stock based awards under a Stock Incentive Plan during the year ended June 30, 2008 to the Named Executive Officers.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of June 30, 2008.

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

Director Compensation

The following table shows the overall compensation earned for the 2008 fiscal year with respect to each person who was a director as of June 30, 2008.

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

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of common stock as of June 30, 2008, by:

•	each person known to us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock;
•	each director;
•	each of our chief executive officer and our other two most highly compensated executive officers; and
•	all executive officers and directors as a group.

The number of shares beneficially owned and the percent of shares outstanding are based on 6,707,337 shares outstanding as of June 30, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise noted below, the address of each of the shareholders in the table is c/o 1st Home Buy & Sell Ltd.

Title of Class	Name and Address of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class (2)

Common Stock	Daniel L. Baxter	3,257,800	48.57%
Common Stock	Christian Eyde Moeller	993,414	14.81%

(1)	The address of the beneficial owner is c/o the Company at 2300 W. Sahara Ave. Suite 800, Las Vegas, NV 89102.
(2)           This table is based on 6,707,337 issued and outstanding shares as of June 30, 2008.

Changes in Control

Pursuant to the terms and conditions of the pending transaction with the DK Group the Company would issue 40,222,095 post forward-split to acquire the DK Group. Additionally, as part of this transaction the Company’s current officer and director would resign and the DK Group would appoint new officers and directors. Should the DK Group deal close there would be a change in control of the Company.

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

Item 13.   Exhibits
EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1	Articles of Incorporation	Incorporated by reference as Exhibits to the Form SB-1 filed on May 11, 2007.
3.2	Bylaws	Incorporated by reference as Exhibits to the Form SB-1 filed on May 11, 2007.
10.1	Asset Purchase Agreement, Between 1st Home Buy & Sell Ltd. and DK Group N.A. N.V.	Incorporated by this reference as an Exhibit to the Form 8-K filed on July 3, 2008.
10.2	Split-Off Agreement between 1st Home Buy & Sell Ltd. and Pacific Coast Development Corp.	Incorporated by this reference as an Exhibit to the Form 8-K filed on September 9, 2008.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification	Filed herewith

Item 14.   Principal Accounting Fees and Services

During the year ended June 30, 2008, we engaged Moore & Associates as our independent auditor.  For the year ended June 30, 2008, we were billed by Moore & Associates aggregate fees as discussed below.

•    Audit Fees:  Fees for audit services totaled approximately $10,000 for 2008 including fees associated with the annual audit and the reviews of our quarterly reports on Form 10-QSB.

•    Audit-Related Fees:  Fees for audit-related services totaled approximately NIL in 2008 and 2007.  Audit-related services principally included accounting consultations.

•    Tax Fees:  We did not engage Moore & Associates for any tax related services during 2008 or 2007.

•    All Other Fees:  Fees for other services not included in the above were zero in both 2008 and 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of October, 2008.

1st HOME BUY & SELL, LTD., a Nevada Corporation

By:	/s/ Martha Jimenez
Martha Jimenez Chief Executive Officer and Chairman of the Board

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities with 1st Home Buy & Sell Ltd. and on the dates indicated.

Signature	Position	Date
/s/ Martha Jimenez	Chief Executive Officer & Director	October 13, 2008
Martha Jimenez

/s/ Martha Jimenez	Chief Financial Officer & Director	October 13, 2008
Martha Jimenez