Form 10-Q
period 2008-09-30
1st Home Buy & Sell Ltd.
filed 2008-11-14
CIK 1389415

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – Q
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number:   000-52936[Missing Graphic Reference]

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
Carrillo Huettel, LLP
501 W. Broadway, Suite 800
San Diego, CA 92101
Telephone (619) 399-3090
Telecopier (619) 330-1888

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           YES ☒ NO ☐

The registrant has 19,222,011 shares of common stock outstanding as of September 30, 2008.

Quarterly Report on FORM 10-Q
For The Period Ended
September 30, 2008

1st Home Buy & Sell Ltd.

PART I.
Item 1.  FINANCIAL STATEMENTS

1st Home Buy and Sell Ltd.
(A Development Stage Company)
Consolidated Balance Sheets
(In Canadian Dollars)
UNAUDITED

	September 30, 2008	June 30, 2008
ASSETS

Current Assets
Cash of continuing operations	$1,053	$28,498
Cash of discontinued operations	0	6,130
Accounts Receivable	0	0
Other current assets of discontinued operations	0	2,768
Total Current Assets	1,053	37,395

Fixed Assets
Equipment, net of accumulated depreciation	$0	$0
Patents, net of accumulated amortization	0	0
Fixed assets of discontinued operations	0	6,421
Total Fixed Assets	0	6,421
TOTAL ASSETS	$1,053	$43,817

LIABILITIES
Current Liabilities
Accounts payable	$17,878	$12,183
Accrued liabilities	1,590	4,584
Shareholders' Loans	0	12,669
Demand loans payable to related parties	153,176	153,176
Current liabilities of discontinued operations	0	4,209
Total Current Liabilities	$172,644	$186,821

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Preferred Stock
Authorized: 10,000,000 shares with USD 0.001 par value
Issued: Nil	0	0
Common Stock
Authorized: 100,000,000 common shares with USD 0.001 par value
Issued: 19,222,011 (September 30, 2008)	20,966	21,922
20,122,011 (June 30, 2008)
Additional paid-in capital	12,677	27,261
Comprehensive Loss	(13,046)	(42,053)
Retained Earnings	(192,187)	(150,134)
	(171,591)	(143,004)
	$1,053	$43,817

The accompanying notes are an integral part of these consolidated financials statements.

1st Home Buy and Sell Ltd.
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Months Ended September 30, 2008 and 2007
(In Canadian Dollars)
UNAUDITED

			Cumulative from date of entering Development Stage (September 1, 2008) through September 30,
	2008	2007	2008
Revenue	-	-	-
Expenses
Bank Charges	61	108	61
Filing Fees	2,448	11,141	2,448
General and Administrative	519	0	519
Management Fees	0	15,000	0
Professional Fees	10,530	10,517	10,530
Total Expenses	13,559	36,766	13,559
	(13,559)	(36,766)	(13,559)
Income (loss) from continuing operations			0
Income (loss) from discontinued operations	53	(4,685)	53
Other Income (Expense)
Provision for Income Taxes	0	0	0
Net Income (Loss)	$(13,505)	$(41,451)	(13,505)

Loss per Share – Basic and Diluted	$(0.00)	$(0.00)	(0.00)

Weighted Average Shares Outstanding	19,828,533	15,600,000	19,828,533

Comprehensive Income (Loss)
Net Loss	(13,505)	(41,451)	(13,505)
Gain (loss) on foreign exchange translation	459	(602)	459
Total Comprehensive Loss	(13,046)	(42,053)	(13,046)

The accompanying notes are an integral part of these consolidated financials statements.

1st Home Buy and Sell Ltd.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Three Months ended September 30, 2008
(In Canadian Dollars)
UNAUDITED

	2008	2007	Cumulative from date of entering Development Stage (September 1, 2008) through September 30, 2008
Operating
Net Loss	$(13,505)	$(30,696)	$(11,111)
Items not involving cash:
Amortization and depreciation	-	325	-
Shares issued for services	-	15,000	-
Changes in non-cash working capital items:
Accounts payable from continuing operations	5,696	9,631	4,770
Accrued liabilities from continuing operations	(2,994)	1,500	(2,994)
Effect of disposal of accounts receivable in split-off of discontinued operations	2,768	-	-
Effect of disposal of fixed assets in split-off of discontinued operation	6,421	-	-
Effect to disposal of accounts payable in split-off of discontined operation	(3,809)	-	-
Net cash flows provided by (used in) operations	(5,424)	(4,240)	(9,335)

Investing	-	-	-
Net cash flows from investing activities	0	0	0

Financing
Proceeds from shareholder loans	-	891	-
Payments on shareholder loans	(12,669)	(903)	(12,669)
Shares retired in split-off of discontinued operations	(15,939)	-	-
Net cash flows from financing activities	(28,609)	(12)	(12,669)

Effect of exchange rate changes	459	0	459

Change in Cash	(33,574)	(4,252)	(21,546)
Cash - Beginning	34,628	9,502	22,599
Cash - Ending	$1,053	$5,250	1,053

Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these consolidated financials statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Canadian Dollars)
September 30, 2008

Note 1 - The Company and Significant Accounting Policies

The Company

1st Home Buy and Sell Ltd. (the “Company”) was incorporated under the laws of the state of Nevada on August 10, 2006.  The Company is a shell corporation as a result of a spin-off of its operating subsidiary, Pacific Coast Development Corp., on August 31, 2008. This split-off is described in more detail in Note 6.

The Company does not currently have any ongoing business operations. The historical results of the split-off subsidiary have been reclassified as discontinued operations in these financial statements.

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q, and with Regulation S-B.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited annual financial statements for the year ended June 30, 2007.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the discontinued operation as indicated.

Cash

Cash consists of funds in checking accounts held by financial institutions in Canada or in trust with the Company’s legal counsel.

Revenue Recognition

The Company is a non-operating shell with no revenues.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.  As of September 30, 2008 and 2007, there were no potentially dilutive securities outstanding.

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

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Note 3 – Demand Loan Payable

Effective July 1, 2006, the Company entered into a loan agreement with a related party. At September 30, 2008, the balance owing is $153,176. The loan does not bear interest and is due on demand.

Note 4 - Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a $0.001 par value but no shares are issued.  This class of stock is a “blank check” class which means that the rights of this stock will be established at the time of its issuance.

Note 5 - Common Stock

On September 15, 2008, the Company effected a 3-for-1 stock dividend of its issued and outstanding common stock. The per share data in these financial statements are presented on a post-dividend basis.
Note 6 – Acquisition and Split-off

The Company was incorporated on Aug 10, 2006 under the laws of the State of Nevada. Initial operations were conducted under the name Pacific Coast Development Corp. (“PCD”), a British Columbia corporation operating out of Surrey, British Columbia. On July 1, 2006, prior to incorporating, a 70%, non-dilutive interest in PCD for $100,000 was acquired. At incorporation, this pre-incorporation contract with PCD was ratified and assumed by the Company by unanimous written consent of its Board of Directors.

The Company has had a history of losses from this operation. Due to the Company’s financial condition and inability to continue operations with current cash flow, along with its debt obligations, the Company’s Board of Directors determined that it was in the best interests of the Company to split-off the operating subsidiary.

On September 5, 2008, the Board of Directors approved a Split-Off Agreement (the “Agreement”) between the Company and Steve Neil, a minority shareholder of PCD. Under the terms of the Agreement, effective August 31, 2008, Mr. Neil would acquire all the shares of PCD owned by the Company in exchange for 900,000 shares of the Company owned by Mr. Neil. Furthermore, the Company agreed to forgive all debts owed by PCD to the Company.

The following table summarizes the consideration received and the net assets disposed of:

Fair Value of shares received
900,000 shares @ USD 0.01667	$15,939
Total Fair Value of consideration received	15,939

Assets
Cash	$1,731
Accounts Receivable	8,925
Property & Equipment	2,703
Patents	3,719
Other Assets	236
Total Assets Disposed of	17,313

Liabilities
Accounts Payable	1,773
Total Liabilities disposed of	1,773

Net Assets disposed of	$15,540

Excess of fair value of consideration over net assets disposed of	$399

Note 7 - Income Taxes

The Company is liable for taxes in the United States.  As of September 30, 2008, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been included in these consolidated financial statements.

 Note 8 - Subsequent Events

There were no subsequent events expected to have a material impact on the Company’s financial statements.

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

On July 1, 2008, the Company announced that it had entered into an agreement with the DK Group N.A.N.V., a corporation organized under the laws of the Netherland Antilles (“DK Group”) whereby the Company agreed to purchase all of the assets and liabilities of DK Group in exchange for shares of the Company’s common stock (the “Acquisition Shares”). Additionally and as part of the DK Group transaction, the Company agreed to effectuate a three for one (3:1) forward split of the Company’s common stock. The forward split took place and became effective as of September 15, 2008. The transaction with the DK Group was expected to close on or before September 30, 2008. As of the date of filing of this report the Company and DK Group are still in discussions and both parties are diligently working to successfully close this transaction. The parties have agreed to extend the closing until December 31, 2008.

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

Description of Property

Our executive office is located at 2300 W. Sahara Ave. Suite 800, Las Vegas, NV 89102, this is generic office space that we rent pursuant to a one year lease. We believe that this existing space is adequate for our current needs. Should we require additional space, we believe that such space can be secured on commercially reasonable terms.

Employees

As of September 30, 2008, we employed one (1) person on a full-time basis and one (1) person on a part time basis.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED).

REVENUE

Our net revenue amounted to CDN $0 for the three months ended September 30, 2008 and September 30, 2007.

OPERATING EXPENSES

Our total operating expenses for the three months ended September 30, 2008 were CDN$13,559 compared to CDN$36,766 for the same period in the prior year.  Expenses consisted primarily of general operating expenses including professional fees. The decrease is our operating expenses is attributable to our discontinuing operations.

NET LOSS

As a result of the foregoing, we had a net loss of CDN$13,505 for the three months ended September 30, 2008 compared to a net loss of $41,451 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, our cash balance was CDN$ 1,053. This represents a decrease in our financial position since June 30, 2007 when we reported cash of CDN$ 34,628.

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

Cash Requirements

Our cash on hand as of September 30, 2008 is CDN $1,053.  We will require additional within the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available. We face expenses or other circumstances such that we will have additional financing requirements. The amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, research and development expenses, and capital expenditures. Given the number of programs that we have ongoing and not complete, it is not possible to predict the extent or cost of these additional financing requirements.

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

ITEM 4(T). CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures:

Our President and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of September 30, 2008 due to the material weaknesses in our internal control over financial reporting identified in our 2008 Form 10-KSB, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

(b)           Management’s Annual Report on Internal Control Over Financial Reporting:

While we have continued our efforts to address each of the material weaknesses identified in our 2008 Form 10-KSB, there were no material changes in our internal control over financial reporting during the most recently completed quarter.  We have not identified any additional material weaknesses during this quarter.  We are not planning to report on whether there has been full remediation of the identified material weaknesses until our 2009 report on internal control over financial reporting is complete.

(c)           Changes in Internal Control Over Financial Reporting:

Subsequent to the year ended June 30, 2008, the Company retained an outside consulting firm which specializes in Sarbanes Oxley compliance.  This consulting firm has assisted the Company in developing a system that should assist in rectifying the material weaknesses described in our 2008 Form 10-KSB.

During 2008, the company will be directing concerted focus to full compliance with Sarbanes-Oxley requirements, as revised in Audit Standard No. 5 for small businesses, in implementing Section 404(a) of the Act.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1(A). RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None, other than those reported in on Form 8-Ks filed during the period ended September 30, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Previously Filed.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

(b)           Reports on Form 8-K.

During the period ended September 30, 2008, we filed reports on Form 8-K on the following dates:

•	July 3, 2008
•	September 5, 2008
•	September 10, 2008

Subsequent to the period ended September 30, 2008, we filed reports on Form 8-K on the following dates:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st Home Buy & Sell Ltd.

Date: November 14, 2008	By:	/s/ Martha Y. Jimenez
Martha Y. Jimenez
Director, CEO and President