Form 10-Q
period 2008-12-31
1st Home Buy & Sell Ltd.
filed 2009-02-23
CIK 1389415

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – Q
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

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

The registrant has 19,222,011 shares of common stock outstanding as of December 31, 2008.

Quarterly Report on FORM 10-Q
For The Period Ended
December 31, 2008

1st Home Buy & Sell Ltd.

PART I.
Item 1.  FINANCIAL STATEMENTS

1st Home Buy and Sell Ltd.
(A Development Stage Company)
Consolidated Balance Sheets
(In Canadian Dollars)
UNAUDITED

	December 31, 2008	June 30, 2008
ASSETS

Current Assets
Cash of continuing operations	$482	$28,498
Cash of discontinued operations	0	6,130
Accounts Receivable	0	0
Other current assets of discontinued operations	0	2,768
Total Current Assets	482	37,395

Fixed Assets
Equipment, net of accumulated depreciation	$0	$0
Patents, net of accumulated amortization	0	0
Fixed assets of discontinued operations	0	6,421
Total Fixed Assets	0	6,421
TOTAL ASSETS	$482	$43,817

LIABILITIES
Current Liabilities
Accounts payable	$17,958	$12,183
Accrued liabilities	1,837	4,584
Shareholders' Loans	3,304	12,669
Demand loans payable to related parties	153,176	153,176
Current liabilities of discontinued operations	0	4,209
Total Current Liabilities	$176,274	$186,821

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Preferred Stock
Authorized: 10,000,000 shares with USD 0.001 par value
Issued: Nil	0	0
Common Stock
Authorized: 100,000,000 common shares with USD 0.001 par value
Issued: 19,222,011 (December 31, 2008)	20,965	21,922
20,122,011 (June 30, 2008)
Additional paid-in capital	12,677	27,261
Comprehensive Loss	(17,248)	(42,053)
Retained Earnings	(192,187)	(150,134)
	(175,792)	(143,004)
	$482	$43,817

The accompanying notes are an integral part of these consolidated financials statements.

For the Three and Six Months Ended December 31, 2008 and 2007
(In Canadian Dollars)
UNAUDITED
					Cumulative from date of entering Development Stage (September 1, 2008) through December 31, 2008
	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
Revenue	-	-	-	-	-
Expenses
Bank Charges	39	0	100	0	100
Filing Fees	1,545	10	3,994	480	3,994
General and Administrative	696	0	1,215	0	1,215
Management Fees	0	0	0	15,000	0
Professional Fees	1,837	4,482	12,367	5,982	3,427
Total Expenses	4,117	4,491	17,675	21,462	8,735
	(4,117)	(4,491)	(17,675)	(21,462)	(8,735)
Income (loss) from continuing operations					0
Income (loss) from discontinued operations	0	(9,616)	53	(23,341)	0
Other Income (Expense)
Provision for Income Taxes	0	0	0	0	0
Net Income (Loss)	$(4,117)	(14,108)	$(17,622)	(44,803)	(8,735)
	$(0.00)	(0.00)	$(0.00)	(0.00)	(0.00)
Loss per Share – Basic and Diluted					0.00
	19,975,272	15,900,000	19,975,272	15,750,000	19,975,272
Weighted Average Shares Outstanding					0

Comprehensive Income (Loss)
Net Loss	(4,117)	(14,108)	(17,622)	(44,803)	(8,735)
Gain (loss) on foreign exchange translation	(85)	91	374	91	374
Total Comprehensive Loss	(4,201)	(14,016)	(17,248)	(44,712)	(8,361)

The accompanying notes are an integral part of these consolidated financials statements.

(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
From Inception through December 31, 2008
(In Canadian Dollars)
UNAUDITED
				Accumulated deficit prior to entering Development Stage on September 1, 2008	Accumulated deficit since entering Development Stage on September 1, 2008
			Additional			Total
	Common Stock		Paid-in			Stockholders’
	Shares	Amount	Capital			Deficiency
Balances, August 10, 2006 (Inception)	-	-	-	-		-
Stock Subscription at par value USD 0.001 (CDN 0.001115) per share	15,000,000	16,731	(11,154)			5,577
Recapitalization of Pacific Coast Development Corp.				(9,271)		(9,271)
Loss for the year				(140,915)		(140,915)
Foreign currency translation adjustment				52		52
Balance - June 30, 2007	15,000,000	16,731	(11,154)	(150,134)		(144,557)
Stock issued for services at market value, USD 0.01667 (CDN 0.01667) per share	900,000	900	14,100			15,000
Stock issued for cash, USD 0.00667 (CDN 0.00678) per share	4,222,011	4,291	24,315			28,606
Loss for the year				(41,451)		(41,451)
Foreign currency translation adjustment				(602)		(602)
Balance - June 30, 2008	20,122,011	21,922	27,261	(192,187)		(143,004)
Contributed capital adjustment related to split-off			399			399
Stock retired in split-off at market value, USD 0.01667 (CDN 0.01771) per share	(900,000)	(956)	(14,983)			(15,939)
Profit (Loss) for the period				53	(13,559)	(13,505)
Foreign currency translation adjustment					459	459
Balance - September 30, 2008	19,222,011	20,965	12,677	(192,133)	(13,100)	(171,591)
Loss for the period					(4,117)	(4,117)
Foreign currency translation adjustment					(85)	(85)
Balance - December 31, 2008	19,222,011	20,965	12,677	(192,133)	(17,301)	(175,792)

The accompanying notes are an integral part of these consolidated financials statements.

1st Home Buy and Sell Ltd.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Six Months ended December 31, 2008
(In Canadian Dollars)
UNAUDITED
	2008	2007	Cumulative from date of entering Development Stage (September 1, 2008) through December 31, 2008
Operating
Net Loss	$(17,622)	$(44,803)	$(8,735)
Items not involving cash:
Shares issued for services	-	15,000	-
Changes in non-cash working capital items:
Accounts payable from continuing operations	5,775	5,890	7,297
Accrued liabilities from continuing operations	(2,747)	-	(2,747)
Effects of changes to accounts receivable from discontinued operations	2,768	-	-
Effects of changes to fixed assets from discontinued operations	6,421	695	-
Effects of changes to accounts payable from discontined operations	(4,209)	5,402	-
Net cash flows provided by (used in) operations	(9,614)	(17,816)	(4,185)

Investing	-	-	-
Net cash flows from investing activities	0	0	0

Financing
Proceeds from shareholder loans	3,304	11,688	3,304
Payments on shareholder loans	(12,669)	(1,353)	(12,669)
Shares retired in split-off of discontinued operations	(15,540)	-	-
Net cash flows from financing activities	(24,906)	10,335	(9,366)

Effect of exchange rate changes	374	91	374

Change in Cash	(34,146)	(7,389)	(13,176)
Cash - Beginning	34,628	9,502	13,659
Cash - Ending	$482	$2,113	482

Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these consolidated financials statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Canadian Dollars)
December 31, 2008

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q, and with Regulation S-B.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited annual financial statements for the year ended June 30, 2008.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.  As of December 31, 2008 and 2007, there were no potentially dilutive securities outstanding.

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

Note 3 – Related Party Transactions

Effective July 1, 2006, the Company entered into a loan agreement with a related party. At December 31, 2008, the balance owing is $153,176. The loan does not bear interest and is due on demand.

A shareholder has agreed to loan funds to the company as needed to cover expenses. As of December 31, 2008, the balance owing is $3,304.  The loan does not bear interest and is due on demand.

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

Note 7 - Income Taxes

The Company is liable for taxes in the United States.  As of December 31, 2008, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been included in these consolidated financial statements.

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

On July 1, 2008, the Company announced that it had entered into an agreement with the DK Group N.A.N.V., a corporation organized under the laws of the Netherland Antilles (“DK Group”) whereby the Company agreed to purchase all of the assets and liabilities of DK Group in exchange for shares of the Company’s common stock (the “Acquisition Shares”). Additionally and as part of the DK Group transaction, the Company agreed to effectuate a three for one (3:1) forward split of the Company’s common stock. The forward split took place and became effective as of September 15, 2008. The transaction with the DK Group was expected to close on or before September 30, 2008, the parties agreed to extend the closing until December 31, 2008.

Subsequently, as of February 16, 2009, the Company and the DK Group halted negotiations due to the continued inability to reach a mutually beneficial agreement.

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

The Company shall continue to undertake efforts to develop a business or merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that the Company may undertake has not yet been determined. If the Company does not successfully pursue some form of operating business, then the primary activity of the Company will likely involve seeking merger or acquisition candidates with whom it can either merge or acquire.

Description of Property

Our executive office is located at 2300 W. Sahara Ave. Suite 800, Las Vegas, NV 89102, this is generic office space that we rent pursuant to a one year lease. We believe that this existing space is adequate for our current needs. Should we require additional space, we believe that such space can be secured on commercially reasonable terms.

Employees

As of December 31, 2008, we employed one (1) person on a full-time basis and one (1) person on a part time basis.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED).

REVENUE

We have not earned any revenue as result of our discontinuing operations.

OPERATING EXPENSES

Our total operating expenses for the three months ended December 31, 2008 were CDN$4,117 compared to CDN$14,108 for the same period in the prior year.  Expenses consisted primarily of general operating expenses including professional fees. The decrease is our operating expenses are attributable to our discontinuing operations.

NET LOSS

As a result of the foregoing, we had a net loss of CDN$4,117 for the three months ended December 31, 2008 compared to a net loss of $14,108 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, our cash balance was CDN$482. This represents a decrease in our financial position since June 30, 2008 when we reported cash of CDN$28,498.

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

Cash Requirements

Our cash on hand as of December 31, 2008 is CDN $482.  We will require additional within the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available. We face expenses or other circumstances such that we will have additional financing requirements. The amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, research and development expenses, and capital expenditures. Given the number of programs that we have ongoing and not complete, it is not possible to predict the extent or cost of these additional financing requirements.

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

Revenue Recognition

SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for a reporting period could be adversely affected.

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

(b)           Reports on Form 8-K.

None.

Subsequent to the period ended December 31, 2008, we filed reports on Form 8-K on the following dates:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 18, 2009	1st Home Buy & Sell Ltd. (Registrant)
By:	/s/ Martha Jimenez
Martha Jimenez Director, CEO and President