Form 10-Q
period 2009-03-31
1st Home Buy & Sell Ltd.
filed 2009-05-14
CIK 1389415

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – Q
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

The registrant has 15,000,000 shares of common stock outstanding as of March 31, 2009.

Quarterly Report on FORM 10-Q
For The Period Ended
March 31, 2009

1st Home Buy & Sell Ltd.

PART I.
Item 1.  FINANCIAL STATEMENTS

1st Home Buy and Sell Ltd.
(A Development Stage Company)
Consolidated Balance Sheets
(In Canadian Dollars)
UNAUDITED

ASSETS	March 31, 2009	June 30, 2008
Current Assets
Cash of continuing operations	$496	$28,498
Cash of discontinued operations	0	6,130
Accounts Receivable	0	0
Other current assets of discontinued operations	0	2,768
Total Current Assets	496	37,395

Fixed Assets
Equipment, net of accumulated depreciation	$0	$0
Patents, net of accumulated amortization	0	0
Fixed assets of discontinued operations	0	6,421
Total Fixed Assets	0	6,421
TOTAL ASSETS	$496	$43,817

LIABILITIES
Current Liabilities
Accounts payable	$19,827	$12,183
Accrued liabilities	1,890	4,584
Shareholders' Loans	6,880	12,669
Demand loans payable to related parties	153,176	153,176
Current liabilities of discontinued operations	0	4,209
Total Current Liabilities	$181,772	$186,821

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Preferred Stock
Authorized: 10,000,000 shares with USD 0.001 par value
Issued: Nil	0	0
Common Stock
Authorized: 100,000,000 common shares with USD 0.001 par value
Issued: 15,000,000 (March 31, 2009)	15,715	21,922
20,122,011 (June 30, 2008)
Additional paid-in capital	17,928	27,261
Accumulated Other Comprehensive Income (Loss)	(3,094)	(550)
Retained Earnings	(211,824)	(191,637)
	(181,276)	(143,004)
	$496	$43,817

The accompanying notes are an integral part of these consolidated financials statements.

1st Home Buy and Sell Ltd.
(A Development Stage Company)
Consolidated Statements of Operations
For the Three and Nine Months Ended March 31, 2009 and 2008
(In Canadian Dollars)
UNAUDITED
					Cumulative from date of entering Development Stage (September 1, 2008) through March 31, 2009
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
Revenue	-	-	-	-	-
Expenses
Bank Charges	11	-	110	-	110
Filing Fees	665	-	4,658	480	4,658
General and Administrative	-	-	1,215	194	1,215
Management Fees	-	-	-	15,000	-
Professional Fees	1,890	1,409	14,257	7,390	5,317
Total Expenses	$2,566	$1,409	$20,241	$23,065	$11,301
	(2,566)	(1,409)	(20,241)	(23,065)	(11,301)
Income (loss) from continuing operations
Income (loss) from discontinued operations	0	14,832	53	(8,316)	0
Other Income (Expense)
Provision for Income Taxes	0	0	0	0	0
Net Income (Loss)	$(2,566)	$13,423	$(20,187)	$(31,380)	$(11,301)

Comprehensive Income (Loss)
Net Loss	(2,566)	13,423	(20,187)	(31,380)	(11,301)
Gain (loss) on foreign exchange translation	(2,919)	61	(2,544)	152	(2,544)
Total Comprehensive Loss	$(5,484)	$13,484	$(22,732)	$(31,228)	$(13,845)

Loss per Share – Basic and Diluted	(0.00)	0.00	(0.00)	(0.00)
	17,204,828	15,900,000	18,802,498	15,700,000
Weighted Average Shares Outstanding

The accompanying notes are an integral part of these consolidated financials statements.

1st Home Buy and Sell Ltd.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2009
(In Canadian Dollars)
UNAUDITED
	For the Nine Months Ended March 31, 2009	For the Nine Months Ended March 31, 2008	Cumulative from date of entering Development Stage (September 1, 2008) through March 31, 2009
Operating
Net Loss	$(20,187)	$(31,380)	$(11,301)
Items not involving cash:
Shares issued for services	-	15,000	-
Changes in non-cash working capital items:
Accounts payable from continuing operations	7,644	1,459	9,796
Accrued liabilities from continuing operations	(2,693)	1,459	(2,693)
Net effects from split-off of discontinued operations	(10,561)	7,173	-
Net cash flows provided by (used in) operations	(25,797)	(6,289)	(4,198)

Investing	-	-	-
Net cash flows from investing activities	0	0	0

Financing
Proceeds from shareholder loans	6,880	5,375	6,814
Payments on shareholder loans	(12,669)	-	(12,669)
Net cash flows from financing activities	(5,790)	5,375	(5,855)

Effect of exchange rate changes	(2,544)	152	(2,544)

Change in Cash	(34,131)	(762)	(12,597)
Cash - Beginning	34,628	9,502	13,659
Cash - Ending	$496	$8,741	1,061

Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.  As of March 31, 2009 and 2008, there were no potentially dilutive securities outstanding.

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

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to current period’s presentation.

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

Note 3 – Related Party Transactions

Effective July 1, 2006, the Company entered into a loan agreement with a related party. At March 31, 2009, the balance owing is $153,176. The loan does not bear interest and is due on demand.

A shareholder has agreed to loan funds to the company as needed to cover expenses. As of March 31, 2009, the balance owing is $6,880.  The loan does not bear interest and is due on demand.

Note 4 - Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a $0.001 par value but no shares are issued.  This class of stock is a “blank check” class which means that the rights of this stock will be established at the time of its issuance.

Note 5 - Common Stock

On September 12, 2008, the Company retired to treasury 900,000 shares of the Company’s common stock pursuant to a Split-off agreement as described in Note 6.

On September 15, 2008, the Company effected a 3-for-1 stock dividend of its issued and outstanding common stock. The per share data in these financial statements are presented on a post-dividend basis.

Effective July 1, 2008, the Company entered into an agreement with the DK Group N.A.N.V., a corporation organized under the laws of the Netherland Antilles (“DK Group”) whereby the Company agreed to purchase all of the assets and liabilities of DK Group in exchange for shares of the Company’s common stock. Additionally, and as part of the DK Group transaction, the Company issued 4,222,011 restricted shares of the Company’s common stock to certain DK Group shareholders on June 23, 2008 (the “DK Stock”). The transaction with the DK Group was expected to close on or before September 30, 2008. The parties agreed to extend the closing until December 31, 2008.  Subsequently, the Company and DK Group halted negotiations due to the continued inability to reach a mutually beneficial agreement. On February 16, 2009, the DK Stock was returned to the Company and retired to treasury.

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

Note 7 - Income Taxes

The Company is liable for taxes in the United States.  As of March 31, 2009, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been included in these consolidated financial statements.

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

On February 16, 2009, the Company and the DK Group halted negotiations due to the continued inability to reach a mutually beneficial agreement.

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

Employees

As of March 31, 2009, we employed one (1) person on a part-time basis.

Because of the nature of our business, we do not expect to hire any new employees in the foreseeable future, but anticipate that we will be conducting most of our business through agreements with consultants and third parties.

Reporting Currency

All of the Company’s transactions are denominated in Canadian currency so the Company has adopted the Canadian dollar as its functional and reporting currency.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “General and Administrative Expenses” in the statement of operations, which amounts were not material for 2008 or 2007.

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

First, the Company’s only facilities were located in Canada, and had no assets or operations in the US. Second, all operations of the Company were conducted only in Canadian currency.  Third, the reporting currency is in Canadian dollars which is the same currency that all operations were conducted in.  Therefore, reporting in Canadian dollars would produce little or no foreign currency translation effects under FASB Statement No. 52.

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

RESULTS OF OPERATIONS

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008	Cumulative from date of entering Development Stage (September 1, 2008) through March 31, 2009
Revenue	-	-	-	-	-
Expenses
Bank Charges	11	-	110	-	110
Filing Fees	665	-	4,658	480	4,658
General and Administrative	-	-	1,215	194	1,215
Management Fees	-	-	-	15,000	-
Professional Fees	1,890	1,409	14,257	7,390	5,317
Total Expenses	$2,566	$1,409	$20,241	$23,065	$11,301
	(2,566)	(1,409)	(20,241)	(23,065)	(11,301)
Income (loss) from continuing operations
Income (loss) from discontinued operations	-	14,832	53	(8,316)	-
Other Income (Expense)
Provision for Income Taxes	-	-	-	-	-
Net Income (Loss)	$(2,566)	$13,423	$(20,187)	$(31,380)	$(11,301)

Comprehensive Income (Loss)
Net Loss	(2,566)	13,423	(20,187)	(31,380)	(11,301)
Gain (loss) on foreign exchange translation	(2,919)	61	(2,544)	152	(2,544)
Total Comprehensive Loss	$(5,484)	$13,484	$(22,732)	$(31,228)	$(13,845)

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

Cash Requirements

Our cash on hand as of March 31, 2009 is CDN $496.  We will require additional cash within the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available. We face expenses or other circumstances such that we will have additional financing requirements. The amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, research and development expenses, and capital expenditures. Given the number of programs that we have ongoing and not complete, it is not possible to predict the extent or cost of these additional financing requirements.

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

(b)           Reports on Form 8-K.

None.

Subsequent to the period ended March 31, 2009, we filed reports on Form 8-K on the following dates:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st Home Buy & Sell Ltd.

Date: May 8, 2009	By:	/s/ Martha Jimenez
Martha Jimenez
Director, CEO and President