Form 10-K
period 2009-06-30
1st Home Buy & Sell Ltd.
filed 2009-10-16
CIK 1389415

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-K

Mark One
[ X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 2009

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 000-52936

1st Home Buy and Sell Ltd.. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-1034540 (I.R.S. Employer Identification No.)

5315 East 93 StreetTulsa, OK 74137 (Address of principal executive offices)

(918) 808-7290 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]    Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X ]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [     ]  No [    ]   N/A [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [    ]

State issuers revenues for its most recent fiscal year $ -0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. September 30, 2009: $-0-

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS   N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]   N/A [ X ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of October 12, 2009
Common Stock, $0.001	15,000,000

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the “Securities Act”). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

N/A

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

1ST HOME BUY AND SELL LTD.
Form 10-K

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

1st Home Buy and Sell Ltd. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

On August 10, 2006, 1st Home Buy & Sell Ltd. was formed as a Nevada corporation.  Initial operations had commenced under the name Pacific Coast Development Corp., a British Columbia corporation (“PCDC”), which was operating out of Surrey, British Columbia.  On July 1, 2006, prior to incorporating under the laws of the State of Nevada, we had acquired a 70%, non-dilutive interest in PCDC in exchange for $100,000.  This pre-incorporation contract with PCDC was ratified by our Board of Directors immediately after we were formally incorporated on August 10, 2006. Thereafter, we conducted all operations through our majority owned operational subsidiary, PCDC. The acquisition of PCDC shall be referred to hereinafter as the “PCDC Transaction.”

The shares of our common stock have traded on the Over-the-Counter Bulletin Board under the symbol “FHBY.OB” since June 12, 2008.

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "1st Home Buy and Sell," refers to 1st Home Buy and Sell.

Transfer Agent

Our transfer agent is Wall Street Transfer Agents, Inc., 12492 Harris Road, Pitt Meadows, British Columbia, Canada V3Y 2J4.

RECENT DEVELOPMENTS

Stock Dividend

On August 29, 2008, our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a stock dividend resulting in a Stock Dividend of three for one (3:1) of our total issued and outstanding shares of common stock (the “Stock Dividend”). Each of our shareholders holding one share of common stock was entitled to receive an additional two shares of our common stock. The additional shares of our common stock to be issued to the shareholders in accordance with the Stock Dividend were mailed on approximately September 18, 2008 without any action on the part of the shareholders.

The Stock Dividend was effectuated based primarily on negotiations with DK Group N.A.N.V. pertaining to its acquisition, market conditions and a determination by our Board of Directors that the Stock Dividend was in our best interests and of the shareholders. In our judgment, the Stock Dividend resulted in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the Stock Dividend was to increase the marketability of our common stock.

The Stock Dividend was effectuated with a record date of September 15, 2008 upon filing the appropriate documentation with FINRA. The Stock Dividend increased issued and outstanding shares of common stock from 5,000,000 to approximately 15,000,000 shares of common stock. The current authorized share capital continued to be 65,000,000 shares of common stock with a par value of $0.001 per share.

BUSINESS OPERATIONS

On July 1, 2008, we announced that we had entered into an agreement (the “Agreement”) with the DK Group N.A.N.V., a corporation organized under the laws of the Netherland Antilles (“DK Group”). In accordance with the terms and provisions of the Agreement, we agreed to: (i) acquire all of the assets and liabilities of DK Group; (ii) acquire 70% of the total issued and outstanding shares of common stock of DK Group from a certain shareholder; and (iii) issue to DK Group an aggregate of 300,000 shares of our restricted common stock. Additionally, and as part of the DK Group transaction, we agreed to effectuate the Stock Dividend. The transaction with the DK Group was expected to close on or before September 30, 2008, however, the parties agreed to extend the closing until December 31, 2008.

On August 31, 2008, we announced that due to continued ongoing and significant losses incurred by PCDC, we had entered into an agreement with PCDC (the “PCDC Agreement”), whereby the holder of a non-controlling 30% interest of PCDC agreed to acquire from us the 70% controlling interest in PCDC. Pursuant to the terms of the PCDC Agreement, we relinquished all of the shares of PCDC held of record by us and forgave all debts owed by PCDC to us in exchange for the return of the 300,000 shares of our common stock.

As a result of this transaction we believe that, as of August 31, 2008, we would be considered a “shell” company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934.

On February 16, 2009, we halted negotiations with DK Group due to the continued inability to reach a mutually beneficial agreement.

As of the date of this Annual Report, we shall continue to undertake efforts to develop a business or merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that we may undertake has not yet been determined. If we do not successfully pursue some form of operating business, then our primary activity will likely involve seeking merger or acquisition candidates with whom we can either merge or acquire.

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. Mr. Garry Unger is our President/Chief Executive Officer and our Chief Financial Officer. He is primarily responsible for all our day-to-day operations. Based on the current status of our business operations, we do not expect to hire any employees in the foreseeable future, but anticipate that we will be conducting our activities through agreement with consultants and third parties.  Other services are provided by outsourcing, consultant, and special purpose contracts.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

We will need to raise additional financing to conduct future business operations.

We will require significant additional financing in order to commence business operations with any potential joint venture partner or otherwise. Furthermore, if the costs of any planned business operations are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these require funds, or on terms satisfactory to us. The continued development of our business will depend upon our ability to establish the commercial viability of potential projects and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the developmental stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity. Alternatively, we may finance our future business operations by offering an equity interest to be earned by another party or parties carrying out further operations thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to commence operations.

Our business is difficult to evaluate because we have a limited operating history.

In considering whether to invest in our common stock, you should consider that our inception was August 10, 2006 and, as a result, there is only limited historical financial and operating information available on which to base your evaluation of our performance.  In addition, we have not commenced any viable business operation.

We have a history of operating losses and there can be no assurances we will be profitable in the future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the developmental stage. Further, we have been dependent on sales of our equity securities and debt financing to meet any cash requirements. As of June 30, 2009, we had an accumulated deficit of $227,666 and incurred losses of approximately $35,479 during fiscal year ended June 30, 2009. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to identify and acquire projects or joint venture partners are more than we currently anticipate; and (ii) we encounter greater costs associated with general and administrative expenses or offering costs.

The financial statements for the fiscal year ended June 30, 2009 and June 30, 2008 have been prepared “assuming that the Company will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

We may be unable to retain key employees or consultants or recruit additional qualified personnel and we have only one officer and director responsible for our managerial and organizational structure. Therefore, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new replacement in the event our sole officer/director should resign or terminate his employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Garry Unger, our President/Chief Executive Officer/Chief Financial Officer and a director. Further, we do not have key man life insurance on any of this individual. We may not have the financial resources to hire a replacement if our officer was o die. The loss of service of any of this employee could therefore significantly and adversely affect our operations.

Moreover, our sole officer and director is responsible for our managerial and organizational structure, which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, he will be responsible for the administration of the controls. Should Mr. Unger not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission, which ultimately could cause you to lose your investment.

              Our officer and director may be subject to conflicts of interest.

Our officer and director serves only part time and is subject to conflicts of interest. Our executive officer and director serves only on a part time basis. He devotes part of his working time to other business endeavors, including consulting relationships with other corporate entities, and has responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officer and director may be subject to conflicts of interest.

Nevada law and our articles of incorporation may protect our directors from certain types of lawsuits.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Risks Related to Our Common Stock

Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock.

As of the date of this Annual Report, we have 15,000,000 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell certain shares of our common stock pursuant to a SB-2 registration statement declared effective on May 29, 2007. As a result of this registration statement, an aggregate of 5,226,600 post-Stock Dividend shares of our common stock were issued and are available for immediate resale which could have an adverse effect on the price of our common stock.  See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

As of the date of this Annual Report, there are no outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

The trading price of our common stock on the OTC Bulletin Board has been and may continue to fluctuate significantly and stockholders may have difficulty reselling their shares.

Our common stock commenced trading on approximately June 12, 2008 on the OTC Bulletin Board and the trading price has fluctuated. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts’ estimates or changes in general market conditions; (v) lack of funding generated for operations; (vi) investor perception of our industry or our prospects; and (vii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Additional issuances of equity securities may result in dilution to our existing stockholders.

Our Articles of Incorporation authorize the issuance of 65,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares of our common stock, your proportionate ownership interest and voting power could be decreased. Further, any such issuances could result in a change of control.

Our common stock is classified as a “penny stock” under SEC rules which limits the market for our common stock.

Because our stock is not traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market, and because the market price of the common stock has fluctuated and may trade at times at less than $5 per share, the common stock may be classified as a “penny stock.” SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Since our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal office is in the home of our President, Garry Unger.  The space is provided free-of-charge.

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is: (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended June 30, 2009, no matters were submitted to our stockholders for approval.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “FHBY:OB” on approximately June 12, 2008. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
August 31, 2009
June 30, 2009
March 31, 2009
December 31, 2008
September 30, 2008
June 30, 2008

As of June 30, 2009, we had 22 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately 25 beneficial owners of our common stock.

DIVIDEND POLICY

No cash dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We do not have any equity compensation plan. The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Equity Plan Compensation Information

Plan Category	Number of Securities to be Issued Upon exercise of Outstanding Options, warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a)) (c)
Equity Compensation Plans Approved by Security Holders
Not applicable
Equity Compensation Plans not Approved by Security Holders
Not applicable

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended June 30, 2009, we did not sell any stock in private placement offerings nor issued stock in exchange for any debts or pursuant to contractual agreements.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the fiscal years ended June 30, 2009 and 2008, including the notes to those financial statements which are included in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are a developmental stage company and have generated no revenue to date. The above table sets forth selected financial information for the periods indicated. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATION

Our comprehensive loss during fiscal year ended June 30, 2009 was approximately ($35,479) compared to comprehensive loss of ($42,053) for fiscal year ended June 30, 2008 (a decrease in comprehensive loss of $6,574). During fiscal years ended June 30, 2009 and June 30, 2008, respectively, we did not generate any revenue.

During fiscal year ended June 30, 2009, we incurred general and administrative expenses in the aggregate amount of $33,739 compared to $41,451 incurred during fiscal year ended June 30, 2008 (a decrease of $7,712). The operating expenses incurred during fiscal year ended June 30, 2009 consisted of: (i) bank charges of $141 (2008: $-0-); (ii) filing fees of $6,640 (2008: $11,335); (iii) management fees of $-0- (2008: $15,000); (iv) office expenses of ($1,215) (2008: $381); and (v) professional fees of $25,797 (2008: $11,974. The decrease in expenses incurred during fiscal year ended June 30, 2009 compared to fiscal year ended June 30, 2008 resulted primarily from a decrease in management fees and filing fees based upon the current status of the scale and scope of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

This resulted in a loss from operations of ($33,739) during fiscal year ended June 30, 2009 compared to a loss from operations of ($47,451) during fiscal year ended June 30, 2008.

During fiscal year ended June 30, 2009, we recorded a foreign currency translation adjustment of ($1,740) compared to foreign currency translation adjustment of ($602) during fiscal year ended June 30, 2008.

This resulted in comprehensive loss for fiscal year ended June 30, 2009 of ($35,479) compared to comprehensive loss for fiscal year ended June 30, 2008 of ($42,053).

The decrease in comprehensive loss during fiscal year ended June 30, 2009 compared to fiscal year ended June 30, 2008 is attributable primarily to the decrease in operating expenses during fiscal year ended June 30, 2009. The weighted average number of shares outstanding was 17,854,478 at June 30, 2009 compared to 15,828,093 at June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended June 30, 2009

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at fiscal year ended June 30, 2009, our current assets were $-0- and our current liabilities were $194,024, resulting in a working capital deficit of $194,024. As at fiscal year ended June 30, 2009, our total assets were $-0- compared to total assets of $43,817 as at fiscal year ended June 30, 2008. As at  fiscal year ended June 30, 2009, our current liabilities were $194,024 compared to current liabilities of $186,821 as at June 30, 2008. Our current liabilities consisted of: (i) $17,854 in accounts payable; (ii) $11,044 in accrued liabilities; (iii) $11,951 in shareholder’s loan; and (iv) $153,176 in demand loans payable to related parties. The increase in current liabilities was primarily due to the increase in accounts payable and accrued liabilities.

Stockholders’ deficit increased from ($143,004) as at June 30, 2008 to ($194,024) as at June 30, 2009.

We have not generated positive cash flows from operating activities. For fiscal year ended June 30, 2009, net cash flow used in operating activities was ($26,039) compared to net cash flow used in operating activities of ($6,933) for fiscal year ended June 30, 2008. Net cash flow used in operating activities during fiscal year ended June 30, 2009 consisted primarily of a net loss of ($33,739) changed by ($14,431) in net effects from discontinued operations, $5,671 in accounts payable and $6,460 in accrued liabilities.

During fiscal year ended June 30, 2009, net cash flow provided by financing activities was ($719) compared to net cash flow from financing activities of $36,032 for fiscal year ended June 30, 2008. Net cash flow provided from financing activities during fiscal year ended June 30, 2009 pertained primarily to $15,845 received from borrowings on debt, which was offset by ($16,564) in payments on debt. .

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and possible debt instruments, private placements, and anticipated cash flow are not expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities. In connection with our business plan, management anticipates that administrative expenses will increase over the next twelve months.

Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report and other than as disclosed below, we do not have any material commitments for fiscal year 2009/2010.

Loan Agreement

On July 1, 2006, we entered into a loan agreement with a related party. As at June 30, 2009, the balance due and owing is $153,176. The loan does not bear interest and is due on demand.

Moreover, a shareholder has agreed to loan us funds as needed to cover expenses. As of June 30, 2009, the balance due and owing the shareholder is $11,951. The loan does not bear interest and is due on demand.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our June 30, 2009 and June 30, 2008 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements expected to have a material impact on our accounting policies or financing reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is the Canadian Dollar (“CDN”).  Since our operations were primarily outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations.

INTEREST RATE

Interest rates are generally controlled. Any potential future loans will relate mainly to shareholder loans to cover expenses, will be short-term, and will not bear interest.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index
Report of Independent Registered Public Accounting Firm Dated October 13, 2009.	F1

Balance Sheets as at June 30, 2009 and June 30, 2008.	F2

Statements of Operations For Fiscal Years Ended June 30, 2009 and June 30, 2008.	F3

Statement of Stockholders’ Equity (Deficit) for the Period From Inception (August 10, 2006) to June 30, 2009.	F4

Statements of Cash Flows for the Fiscal Years Ended June 30, 2009 and June 30, 2008.	F5

Notes to Financial Statements.	F6

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
1st Home Buy and Sell Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of 1st Home Buy and Sell Inc. (A Development Stage Company) as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2009 and 2008 and since reentering the development stage on September 1, 2008 through June 30, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1st Home Buy and Sell Inc. (A Development Stage Company) as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2009 and 2008 and since reentering the development stage on September 1, 2008 through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $194,024, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
October 13, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7492 Fax (702) 253-7501

F1

1st Home Buy And Sell Ltd.
Consolidated Balance Sheets
(In Canadian Dollars)

	June 30, 2009	June 30, 2008
ASSETS

Current Assets
Cash	$-	$28,498
Total Current Assets	$-	$28,498

Net assets of Discontinued Operations	-	15,319
TOTAL ASSETS	$-	$43,817

LIABILITIES
Current Liabilities
Accounts payable	$17,854	$12,183
Accrued liabilities	11,044	4,584
Shareholders' Loans	11,951	12,669
Demand loans payable to related parties	153,176	153,176
Total Current Liabilities	$194,024	$182,611

Net liabilities of Discontinued Operations	-	4,209
TOTAL LIABILITIES	$194,024	$186,821

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock
Preferred Stock
Authorized: 10,000,000 shares with $0.001 par value	-	-
Issued: Nil
Common Stock
Authorized: 65,000,000 common shares with $0.001 par value
Issued: 15,000,000 (June 30, 2009)	15,715	21,922
20,122,011 (June 30, 2008)
Additional paid-in capital	17,928	27,261
Accumulated Other Comprehensive Income	(2,290)	(550)
Retained Earnings	(225,376)	(191,637)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(194,024)	(143,004)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$0	$43,817

The accompanying notes are an integral part of these consolidated financials statements. F2

1st Home Buy And Sell Ltd.
Consolidated Statements of Operations
(In Canadian Dollars)

	For the Year Ended	For the Year Ended	Cumulative from date of re-entering Development Stage (September 1, 2008)
	June 30, 2009	June 30, 2008	through June 30, 2009

General and Administrative Expenses
Bank Charges	141	-	141
Filing Fees	6,640	11,335	6,640
Management Fees	-	15,000	-
Office Expenses	1,215	381	1,215
Professional Fees	25,797	11,974	16,857
Total Expenses	33,793	38,690	24,853
Profit (Loss) from Operations	(33,793)	(38,690)	(24,853)
Profit(Loss) from Discontinued Operations	53	(2,761)	-
Net Profit (Loss)	$(33,739)	$(41,451)	$(24,853)

Comprehensive Income(Loss)
Net Loss	(33,739)	(41,451)	(24,853)
Foreign currency translation adjustment	(1,740)	(602)	(1,740)
Total Comprehensive Loss	$(35,479)	$(42,053)	$(26,593)
Gain (Loss) per Share – Basic and Diluted	$(0.00)	$(0.00)	$

Weighted Average Shares Outstanding	17,854,478	15,828,093

The accompanying notes are an integral part of these consolidated financials statements. F3

1st Home Buy And Sell Ltd.
Consolidated Statements of Stockholders' Equity
(In Canadian Dollars)
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income	Accumulated deficit prior to entering Development Stage on September 1, 2008	Accumulated deficit since entering Development Stage on September 1, 2008	Total Stockholders’ Deficiency
Balances, August 10, 2006 (Inception)	-	-	-		-		-
Stock Subscription at USD 0.001 (CDN 0.001115) per share	15,000,000	16,731	(11,154)				5,577
Recapitalization of Pacific Coast Development Corp.					(9,271)		(9,271)
Loss for the year					(140,915)		(140,915)
Foreign currency translation adjustment				52			52
Balance - June 30, 2007	15,000,000	16,731	(11,154)	52	(150,186)		(144,557)
Stock issued for services at USD 0.01667 (CDN 0.01667) per share	900,000	900	14,100				15,000
Stock issued for cash, USD 0.00667 (CDN 0.00678) per share	4,222,011	4,291	24,315				28,606
Loss for the year					(41,451)		(41,451)
Foreign currency translation adjustment				(602)			(602)
Balance - June 30, 2008	20,122,011	21,922	27,261	(550)	(191,637)		(143,004)
Contributed capital adjustment related to split-off			399				399
Stock retired in split-off at USD 0.01667 (CDN 0.01771) per share	(900,000)	(956)	(14,983)				(15,939)
Stock retired at par value pursuant to termination of proposed merger	(4,222,011)	(5,251)	5,251				-
Loss for the year					(8,887)	(24,853)	(33,739)
Foreign currency translation adjustment				(1,740)			(1,740)
Balance - June 30, 2009	15,000,000	15,715	17,928	(2,290)	(200,523)	(24,853)	(194,024)

The accompanying notes are an integral part of these consolidated financials statements.

F4

1st Home Buy And Sell Ltd.
Consolidated Statements of Cash Flow
(In Canadian Dollars)

	For the Year Ended	For the Year Ended	Cumulative from date of re-entering Development Stage (September 1, 2008)
	June 30, 2009	June 30, 2008	through June 30, 2009
Operating
Net Loss	$(33,739)	$(41,451)	$(24,853)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities
Shares issued for services	-	15,000	-
Changes in operating assets and liabilities
Accounts payable	5,671	12,183	7,193
Accrued liabilities	6,460	4,584	6,460
Net effects from discontinued operations	(4,431)	2,752	-
Net cash flows from (used for) operations	$(26,039)	$(6,933)	$(11,200)

Investing
Net cash flows from investing activities	$-	$-	$-
			0
Financing
Shares issued for cash	-	28,606
Borrowings on debt	15,845	7,427	15,845
Payments on debt	(16,564)	-	(16,564)
Net cash flows from financing activities	$(719)	$36,032	$(719)

Effect of exchange rate changes	(1,740)	(602)	(1,740)

Change in Cash	(28,498)	28,498	(13,659)
Cash - Beginning	28,498	0	13,659
Cash - Ending	$0	$28,498	$0

Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these consolidated financials statements. F5

1ST HOME BUY and SELL LTD.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
(In Canadian Dollars)

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

Cash and Cash Equivalents

Cash consists of funds in checking accounts held by financial institutions in Canada. For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. There are no cash equivalents at June 30, 2009 and 2008.

Revenue Recognition

The Company is a non-operating shell with no revenues.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.  As of June 30, 2009 and 2008, there were no potentially dilutive securities outstanding.

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

F6

Equipment

Equipment with a life of more than one year and a cost in excess of $500 are capitalized and depreciated. The company currently has no equipment.

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

There are no new accounting pronouncements expected to have a material impact on the Company's accounting policies or financial reporting.

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

Note 3 – Related Party Transactions

Effective July 1, 2006, the Company entered into a loan agreement with a related party. At June 30, 2009, the balance owing is $153,176. The loan does not bear interest and is due on demand.

A shareholder has agreed to loan funds to the company as needed to cover expenses. As of June 30, 2009, the balance owing is $11,951.  The loan does not bear interest and is due on demand.

Note 4 - Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a $0.001 par value but no shares are issued.  This class of stock is a “blank check” class which means that the rights of this stock will be established at the time of its issuance.

F7

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

F9

Note 7 - Income Taxes

The Company is liable for US Federal taxes.  As of June 30, 2009, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been included in these consolidated financial statements.

The Company has accumulated net operating loss carry-forwards for tax purposes of approximately $225.000 that may be available to offset future taxable income.  These operating loss carry-forwards begin to expire in 2027.  In accordance with the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

The deferred tax asset associated with the operating loss carry-forward is approximately $73,000.  The Company has provided a valuation allowance against the deferred tax asset.

 Note 8 - Subsequent Events

There were no subsequent events expected to have a material impact on the Company’s financial statements.

F10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have engaged Seale and Beers, CPAs (“S&B”) as our principal independent registered public accounting firm effective August 11, 2009.  Concurrent with this appointment, we accepted the resignation of Moore & Associates, Chartered Accountants (“Moore”), effective August 10, 2009.  The decision to change our principal independent registered public accounting firm was approved by our Board of Directors.

On August 27, 2009, the Public Company Accounting Oversight Board (the “PCAOB”) revoked the registration of Moore due to: (i) violations of PCAOB rules and auditing standards in auditing financial statements; (ii) violations of PCAOB rules and quality controls standards; and (iii) violations of Section 10(b) of the Securities Act of 1934 and Rule 10b-5 thereunder; and (iv) noncooperation with a PCAOB investigation.

The report of Moore on our financial statements for either of the past two fiscal years ended June 30, 2009 and June 30, 2008 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.  During our two most recent fiscal years and any subsequent interim period through the date of resignation, there were no disagreements between us and Moore, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Moore, would have caused Moore to make reference thereto in its report on our audited financial statements.

We provided Moore with a copy of the amendment no. 1 to Current Report on Form 8-K and requested that Moore furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Moore agrees with the statements made in amendment no. 1 to Current Report on Form 8-K with respect to Moore and, if not, stating the aspects with which they do not agree.  We have not received the requested letter from Moore as to confirmation of their agreement as to our disclosures in the amendment no 1 to Current Report.  Therefore, no subsequent exhibit from Moore has been filed with this amendment no. 1 to Current Report.

In connection with our appointment of S&B as our principal registered accounting firm at this time, we have not consulted S&B on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of June 30, 2009, the end of our fiscal year covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this annual report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

Evaluation of Internal Controls and Procedures Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer/Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of June 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, we concluded that, during the period covered by this report, such internal controls and procedures were somewhat effective but not by all criteria utilized.  Therefore conclusions were that internal control over financial reporting was not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. To some degree however, a mitigating factor was the relatively minor scale of operations during the year that did not warrant a more elaborate system to reduce risks further.

The matters involving internal controls and procedures that our management considered to be continuing material weaknesses under COSO and SEC rules were:

(1)	inadequate segregation of duties consistent with control objectives;

(2)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

(3)	infrequent ongoing monitoring and a lack of separate evaluations when an effective monitoring and evaluative system is deemed necessary for corporate integrity;

(4)	a lack of country specific controls and written protocols leading to timely reporting of previously budgeted expenditures.

(5)	ineffective controls over period end financial close and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive Officer / Chief Financial Officer in connection with the preparation of our financial statements as of June 30, 2009 and communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (1) to (5) above did not have a material affect on our financial results due to our current scale and scope of operations.

We are committed to improving our financial organization. As part of this commitment, we intend to create control situations resulting in the segregation of duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us to:

i)
define, document, implement, and monitor written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP , and create country specific controls and protocols,

ii)
prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, and

iii)	ineffective controls over period end financial close and reporting processes.

In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) These procedures coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during fiscal year ended June 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit us to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position with the Company
Garry Unger	62	President/Chief Executive Officer/Chief Financial Officer and a Director

Business Experience

The following is a brief account of the education and business experience of our director/executive officer during at least the past five years, indicating principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Garry Unger. Garry Unger has been our director since June 22, 2009 and our President/Chief Executive Officer/Principal Executive Officer and a director since July 20, 2009. Mr. Unger is a former professional ice hockey centre who played 16 seasons in the National Hockey League from 1967 to 1983. Following retirement as a player, he began a long career with numerous hockey leagues, most recently from September 2003 through August 2004 as a Co-owner and Director of Hockey Operations with Eastern Hockey League in Alabama; September 2004 through August 2005 as Head Coach and General Manager of the United Hockey League in Michigan; September 2005 through August 2006 as a Vice-President of Hockey Operations with the Southern Pro Hockey League in Florida; and September 2006 through August 2008 as the General Manager and Head Coach of the World Hockey Association, a start-up league in British Columbia, Canada which trades on the Pink OTC Markets. In September 2008, he became the Director of Hockey Operations at the Banff Hockey Academy in Alberta.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers or majority shareholders.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended June 30, 2009.

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

As of the date of this Annual Report, we do not have any members on our audit committee. We have not appointed additional members to the Board of Directors and, therefore, the respective role of an audit committee has been conducted by our Board of Directors. When new members are to be appointed to the audit committee, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as our compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

Our Board of Directors has considered whether the provision of such non-audit services would be compatible with maintaining the principal independent accountant's independence. Our Board of Directors considered whether our principal independent accountant was independent, and concluded that the auditor for the fiscal year ended June 30, 2009 was independent

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended June 30, 2009 and 2008 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Martha Jimenez, prior President, CEOCFO	2009/2008 2007/2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-	--- ---	--- ---	-0- -0-	-0- -0-
Garry Unger, current President/CEO/CFO	2009/2008 2008/2007	-0- -0-	-0- -0-	-0- -0-	-0- -0-	--- ---	--- ---	-0- -0-	-0- -0-
Daniel Baxter, prior President/CEO	2008/2007	-0-	-0-	-0-	-0-	---	---	-0-	-0-
Samuel Alderson, prior CFO	2008/2007	-0-	-0-	-0-	-0-	---	---	-0-	-0-

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED JUNE 30, 2009

There were no stock options granted to executive officers or directors during fiscal year ended June 30, 2009.

The following table sets forth information relating to compensation paid to our directors during fiscal year ended June 30, 2009:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Garry Unger	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Martha Jimenez, prior director	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Daniel Baxter, prior director	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Samuel J. Alderson, prior director	-0-	-0-	-0-	-0-	-0-	-0-	-0-

EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report, we do not have any written contractual arrangements with our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 15,000,000 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Number of Shares Owned(1)	Percentage of Class(1)
Directors and Officers:
Garry Unger 2300 W. Sahara Avenue, Suite 800 Las Vegas, Nevada 89102	-0-	0%
Daniel Baxter 2300 W. Sahara Avenue, Suite 800 Las Vegas, Nevada 89706	9,773,400	48.57%
Christian Eyde Moeller 2300 W. Sahara Avenue, Suite 800 Las Vegas, Nevada 89706	2,980,242	14.81%
All executive officers and directors as a group (1 person)	-0-	0%

1.
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 15,000,000 shares issued and outstanding, which takes into account the Stock Dividend.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended June 30, 2009.

•	During fiscal year ended June 30, 2009, we owed a related party an aggregate of $153,176, which loan does not bear interest and is due on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended June 30, 2009, we incurred approximately $10,500 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended June 30, 2009 and for the review of our financial statements for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009.

During fiscal year ended June 30, 2008, we incurred approximately $12,100 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended June 30, 2008 and for the review of our financial statements for the quarters ended September 30, 2007, December 31, 2007 and March 31, 2008.

During fiscal year ended June 30, 2009, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.
ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed as part of this Annual Report.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Asset Purchase Agreement between 1st Home Buy and Sell Ltd. and DK Group N.A. N.V. (2)
10.2	Split-Off Agreement between 1st Home Buy and Sell Ltd. and Pacific Coast Development Corp. (3)
16.1	Letter from Independent Registered Public Accounting Firm from Moore & Associates (4)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbane-Oxley Act.

(1)  Filed as an Exhibit to the Company's Registration Statement on Form SB-1 filed with the SEC on May 11, 2007 and incorporated herein by this reference.
(2)  Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2008 and incorporated herein by this reference.
(3)  Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on September 9, 2008 and incorporated herein by this reference.
(4)  Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 7, 2009 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1ST HOME BUY AND SELL LTD.

Dated: October 13, 2009	By:	/s/ GARRY UNGER
Garry Unger, President/Chief
Executive Officer

Dated: October 13, 2009	By:	/s/ GARRY UNGER
Garry Unger, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 13, 2009	By:	/s/ GARRRY UNGER
Director