Form 10-Q
period 2009-09-30
1st Home Buy & Sell Ltd.
filed 2009-11-16
CIK 1389415

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANEG ACT OF 1934

         For the period ended September 30, 2009

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 000-52936

1st Home Buy and Sell Ltd. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-1034540 (I.R.S. Employer Identification No.)

5315 East 93 Street Tulsa, OK (Address of principal executive offices)

(918) 808-7290 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X ]   No[    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [  ]   No[  ]   N/A [X ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]   Accelerated filer [   ]

Non-accelerated filer [   ]   Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [   ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]   N/A [X ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 16, 2009
Common Stock, $0.001	15,000,000

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

1st HOME BUY AND SELL LTD.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

1st Home Buy And Sell Ltd.
Consolidated Balance Sheets
(In Canadian Dollars)

	September 30,	June 30,
	2009	2009
ASSETS	(unaudited)

Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES
Current Liabilities
Accounts payable	$23,091	$17,854
Accrued liabilities	6,969	11,044
Shareholders' Loans	12,406	11,951
Demand loans payable to related parties	153,176	153,176
Total Current Liabilities	195,642	194,024

TOTAL LIABILITIES	195,642	194,024

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock
Preferred Stock
Authorized: 10,000,000 shares with $0.001 par value	-	-
Issued: Nil
Common Stock
Authorized: 65,000,000 common shares with $0.001 par value
Issued: 15,000,000 (September 30, 2009)	15,715	15,715
15,000,000 (June 30, 2009)
Additional paid-in capital	19,843	17,928
Accumulated Other Comprehensive Income	958	(2,290)
Deficit accumulated prior to re-entering the development stage	(200,524)	(200,524)
Deficit accumulated during the development stage	(31,634)	(24,853)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(195,642)	(194,024)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$-

The accompanying notes are an integral part of these consolidated financials statements.

1st Home Buy And Sell Ltd.
Consolidated Statements of Operations
(In Canadian Dollars)
(unaudited)

	For the	For the		From date of re-entering Development Stage (September 1, 2008) through September 30, 2009
	Three Months	Three Months
	September 30, 2009	September 30, 2008

General and Administrative Expenses
Bank Charges	$-	$61		$141
Filing Fees	1,649	2,448		8,289
Management Fees	-	-		-
Office Expenses	-	519		1,216
Professional Fees	3,217	10,530		20,074
Interest expense	1,915	0		1,915
Total Expenses	6,781	13,559		31,634
Income (Loss) from Operations	(6,781)	(13,559)		(31,634)
Income (Loss) from Discontinued Operations	-	53		-
Net Profit (Loss)	(6,781)	(13,505)		(31,634)

Comprehensive Income (Loss)
Net Loss	(6,781)	(13,505)		(31,634)
Foreign currency translation adjustment	3,248	459		1,508
Total Comprehensive Loss	$(3,533)	$(13,046)		$(30,127)
	$(0.00)	$(0.00)	$
Gain (Loss) per Share – Basic and Diluted
	15,000,000	19,828,533
Weighted Average Shares Outstanding

The accompanying notes are an integral part of these consolidated financials statements.

1st Home Buy And Sell Ltd.
Consolidated Statements of Cash Flow
(In Canadian Dollars)
(unaudited)
			Cumulative from date of re-entering Development Stage (September 1, 2008) through September 30, 2009
	For the Three Months Ended	For the Three Months Ended
	September 30, 2009	September 30, 2008
Operating
Net Loss	$(6,781)	$(13,505)	$(31,634)
Adjustments to reconcile net loss to net cash flows used in operating activities
Changes in operating assets and liabilities
Accounts payable	5,237	5,695	12,430
Accrued liabilities	(4,074)	(2,994)	2,386
Net effects from discontinued operations	-	(4,430)	-
Net cash flows from (used for) operations	(5,618)	(15,234)	(16,819)

Financing
Borrowings on debt	456	-	12,406
Payments on debt	-	(12,669)	(12,669)
Net cash flows from financing activities	456	(12,669)	(263)

Effect of exchange rate changes	3,248	459	1,508

Change in Cash	-	(27,444)	(15,574)
Cash - Beginning	-	28,498	13,659
Cash - Ending	$-	$1,054	$-

Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these consolidated financials statements.

1ST HOME BUY and SELL LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(In Canadian Dollars)
(unaudited)

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements.  The results of operations for the period ended September 30, 2009 is not necessarily indicative of the operating results for the full years.
.
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

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

Note 2 - Going Concern

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

Note 3 – Related Party Transactions

Effective July 1, 2006, the Company entered into a loan agreement with a related party. At September 30, 2009, the balance owing is $153,176. The loan does not bear interest and is due on demand. Imputed interest in the amount of $1,915 is included in additional paid in capital.

A shareholder has agreed to loan funds to the company as needed to cover expenses. As of September 30, 2009, the balance owing is $12,406.  The loan does not bear interest and is due on demand.

Note 4 - Income Taxes

The Company is liable for US Federal taxes.  As of September 30, 2009, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been included in these consolidated financial statements.

The Company has accumulated net operating loss carry-forwards for tax purposes of approximately $230,000 that may be available to offset future taxable income.  These operating loss carry-forwards begin to expire in 2027.  In accordance with the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

The deferred tax asset associated with the operating loss carry-forward is approximately $75,000.  The Company has provided a valuation allowance against the deferred tax asset as follows:

Period End	Operating Loss Carry-Forward	Deferred Tax Asset	Allowance	Net Deferred Tax Asset
June 30, 2008	192,187	62,461	(62,461)	-
June 30, 2009	227,667	73,992	(73,992)	-
September 30, 2009	231,200	75,140	(75,140)	-

 Note 5 - Subsequent Events

There were no subsequent events expected to have a material impact on the Company’s financial statements through the date of this filing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

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

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "1st Home Buy and Sell," refers to 1st Home Buy and Sell.

CURRENT BUSINESS OPERATIONS

We believe that effective approximately August 31, 2008, we would be considered a “shell” company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934.

As of the date of this Quarterly Report, we shall continue to undertake efforts to develop a business or merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that we may undertake has not yet been determined. If we do not successfully pursue some form of operating business, then our primary activity will likely involve seeking merger or acquisition candidates with whom we can either merge or acquire.

RESULTS OF OPERATION

We are a development stage company and have not generated any revenue since entering the development state. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our comprehensive loss during the three month period ended September 30, 2009 was approximately ($3,533) compared to comprehensive loss of ($13,046) for the three month period ended September 30, 2008 (a decrease in comprehensive loss of $9,513). During the three month periods ended September 30, 2009 and September 30, 2008, respectively, we did not generate any revenue.

During the three month period ended September 30, 2009, we incurred general and administrative expenses in the aggregate amount of $6,781 compared to $13,559 incurred during the three month period ended September 30, 2008 (a decrease of $6,778). The decrease in expenses incurred during the three month period ended September 30, 2009 compared to the three month period ended September 30, 2008 resulted primarily from a decrease in professional fees and filing fees based upon the current status of the scale and scope of our business operations.

This resulted in a loss from operations of ($6,781) during the three month period ended September 30, 2009 compared to a loss from operations of ($13,559) during the three month period ended September 30, 2008.

During the three month period ended September 30, 2009, we recorded a foreign currency translation adjustment of $3,248 compared to foreign currency translation adjustment of $459 during the three month period ended September 30, 2008. Moreover, during the three month period ended September 30, 2008, we recorded income from discontinued operations of $53.

This resulted in comprehensive loss for the three month period ended September 30, 2009 of ($3,533) compared to comprehensive loss for the three month period ended September 30, 2008 of ($13,046).

The decrease in comprehensive loss during the three month period ended September 30, 2009 compared to the three month period ended September 30, 2008 is attributable primarily to the decrease in operating expenses during the three month period ended September 30, 2009. The weighted average number of shares outstanding was 15,000,000 at September 30, 2009 compared to 19,828,533 at September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended September 30, 2009

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the three month period ended September 30, 2009, our current assets were $-0- and our current liabilities were $195,642, resulting in a working capital deficit of $195,642. As at the three month period ended September 30, 2009, our total assets were $-0- compared to total assets of $-0- as at fiscal year ended June 30, 2009. As at the three month period ended September 30, 2009, our current liabilities were $195,642 compared to current liabilities of $194,024 as at June 30, 2009. Our current liabilities consisted of: (i) $23,091 in accounts payable; (ii) $6,969 in accrued liabilities; (iii) $12,406 in shareholder’s loan; and (iv) $153,176 in demand loans payable to related parties. The slight increase in current liabilities was primarily due to the increase in accounts payable.

Stockholders’ deficit increased from ($194,024) as at June 30, 2009 to ($195,642) as at September 30, 2009.

We have not generated positive cash flows from operating activities. For the three month period ended September 30, 2009, net cash flow used in operating activities was ($5,618) compared to net cash flow used in operating activities of ($15,234) for the three month period ended September 30, 2008. Net cash flow used in operating activities during the three month period ended September 30, 2009 consisted primarily of a net loss of ($6,781) changed by $5,237 in accounts payable and ($4,074) in accrued liabilities.

During the three month period ended September 30, 2009, net cash flow provided by financing activities was $456 compared to net cash flow from financing activities of ($12,669 for the three month period ended September 30, 2008. Net cash flow provided from financing activities during the three month period ended September 30, 2009 pertained primarily to $456 received from borrowings on debt.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report and other than as disclosed below, we do not have any material commitments for fiscal year 2009/2010.

Loan Agreement

On July 1, 2006, we entered into a loan agreement with a related party. As at September 30, 2009, the balance due and owing is $153,176. The loan does not bear interest and is due on demand.

Moreover, a shareholder has agreed to loan us funds as needed to cover expenses. As at September 30, 2009, the balance due and owing the shareholder is $12,406. The loan does not bear interest and is due on demand.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is the Canadian Dollar.  In the event we acquire any assets outside of Canada, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, since all of our potential assets are believed to be located within Canada, any potential revenue and expenses will be denominated in Canadian dollars, and the net income effect of appreciation and devaluation of this currency would be limited to our costs of such asset.

Interest Rate

Interest rates in Canada are generally controlled. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks of for speculative purposes.

ITEM IV. CONTROLS AND PROCEDURES

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

As of September 30, 2009, the end of our first quarter covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

Evaluation of Internal Controls and Procedures Over Financial Reporting

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective and contained the following significant deficiencies and material weaknesses of our internal controls over financial reporting:

1.
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, consisting of one sole member who is not independent of management and one member who is independent of management, but lacks sufficient financial expertise for overseeing financial reporting responsibilities.

Audit Committee

As of the date of this Quarterly Report, we do not have any members on our audit committee. We have not appointed additional members to the Board of Directors and, therefore, the respective role of an audit committee has been conducted by our Board of Directors. When new members are to be appointed to the audit committee, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as our compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

Our Board of Directors has considered whether the provision of such non-audit services would be compatible with maintaining the principal independent accountant's independence. Our Board of Directors considered whether our principal independent accountant was independent, and concluded that the auditor for the three month period ended September 30, 2009 was independent

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during fiscal year ended June 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

CHANGES IN CERTIFYING ACCOUNTANT

We have engaged M&K CPAs, PLLC (“M&K”) as our principal independent registered public accounting firm effective October 19, 2009.  Concurrent with this appointment, we accepted the resignation of Seale and Beers, CPAs (“S&B”), effective October 19, 2009.  The decision to change our principal independent registered public accounting firm has been approved by our board of directors.

We had previously engaged S&B as our principal independent registered public accounting firm effective August 11, 2009. Concurrent with this appointment, we had accepted the resignation of Moore & Associates, Chartered Accountants (“Moore”), effective August 10, 2009.  On August 27, 2009 the Public Company Accounting Oversight Board (the “PCAOB”) revoked the registration of Moore due to: (i) violations of PCAOB rules and auditing standards in auditing financial statements; (ii) violations of PCAOB rules and quality controls standards; and (iii) violations of Section 10(b) of the Securities Act of 1934 and Rule 10b-5 thereunder; and (iv) noncooperation with a PCAOB investigation.

Therefore, the report of S&B on our financial statements for either of the past two fiscal years ended June 30, 2009 and June 30, 2008 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.  During our two most recent fiscal years and any subsequent interim period through the date of resignation, there were no disagreements between us and S&B, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of S&B, would have caused S&B to make reference thereto in its report on our audited financial statements.

We provided S&B with a copy of the Current Report on Form 8-K and requested that S&B furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not S&B agrees with the statements made in the Current Report on Form 8-K with respect to S&B and, if not, stating the aspects with which they do not agree. We received the requested letter from S&B as to confirmation of their agreement as to our disclosures in the Current Report.

In connection with our appointment of M&K as our principal registered accounting firm at this time, we have not consulted M&K on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

ITEM 6. EXHIBITS

Exhibits:
16.1	Letter from Seale and Beers, CPAs dated October 22, 2009 (filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on October 23, 2009).
31.1	Certification of the registrant’s Principal Executive Officer under the Exchange ActRules Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of theSarbanes-Oxley Act 2002.
31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act 2002.
32.1	Certifications of the registrant’s Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1ST HOME BUY AND SELL LTD.

Dated: November 16, 2009	By:	/s/ GARRY UNGER
Garry Unger, Chief Executive Officer

Dated: November 16, 2009	By:	/s/ GARRY UNGER
Garry Unger, Chief Financial Officer