Form 10-K/A
1st Home Buy & Sell Ltd.
filed 2010-01-13
CIK 1389415

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-K/A Amendment No. 1

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
Common Stock, $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes   ☒   No   ☐

The aggregate market value of common stock held by non-affiliates of the Registrant on December 31, 2009 based on the closing price on that date is Nil.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐                                                              Accelerated Filer  ☐

Non-Accelerated Filer     ☐                                                           Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☒No  ☐

The number of shares of common stock outstanding as of January 5, 2010 was 15,000,000.

EXPLANATORY NOTE
This Amendment No.1 is being filed to correct a discrepancy in certain percentages set forth in Item 12. This Amendment does not alter or affect any other information in the original filing nor does it reflect any changes that may have occurred subsequent to the original filing.

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

Name and Address of Beneficial Owner(1)	Number of Shares Owned(1)	Percentage of Class(1)
Directors and Officers:
Garry Unger 5315 East 93 Street Tulsa, OK 74137	-0-	0%
All executive officers and directors as a group (1 person) Beneficial Owners Over 5%:	-0-	0%
Mardan Consulting Inc. (2) 1960 – 143 Street Surrey, BC V4A7Z2	9,773,400	65.2%

1.
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 15,000,000 shares issued and outstanding.

2.	Daniel Baxter, a resident of Canada, has voting and dispositive power over these shares by virtue of his beneficial ownership of Mardan Consulting Inc.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1ST HOME BUY AND SELL LTD.

Dated: January 6, 2010	By:	/s/ GARRY UNGER Garry Unger, President/Chief

Executive Officer

Dated: January 6, 2010	By:	/s/ GARRY UNGER
Garry Unger, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 6, 2010	By:	/s/ GARRRY UNGER Director