Form 10-K/A
period 2009-06-30
1st Home Buy & Sell Ltd.
filed 2010-02-02
CIK 1389415

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-K/A Amendment No. 2

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2009

Commission File No. 000-52936

1st Home Buy and Sell Ltd. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-1034540 (I.R.S. Employer Identification No.)

5315 East 93 Street Tulsa, OK 74137 (Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes     ☒ No     ☐

The number of shares of common stock outstanding as of January 5, 2010 was 15,000,000.

EXPLANATORY NOTE

This Amendment No.2 on Form 10-K/A is being filed only to include the requisite certifications pursuant to Item 601(b)(31) of Regulation S-K. This amendment does not alter or affect any other information in from Amendment No. 1.

This Amendment No.1 on Form 10-K/A is being filed to correct ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS of  the Registrant’s Form 10-K filed with the US Securities and Exchange Commission on October 16, 2009. This amendment does not alter or affect any other information in the original filing nor does it reflect any changes that may have occurred subsequent to the original filing.

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

1ST HOME BUY AND SELL LTD.

Dated: February 1, 2010	By:	/s/ GARRY UNGER Garry Unger, President/Chief

Executive Officer

Dated: February 1, 2010	By:	/s/ GARRY UNGER
Garry Unger, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 1, 2010	By:	/s/ GARRRY UNGER Director

Exhibit 31.1
CERTIFICATION

I, Gary Unger, certify that:

1.               I have reviewed this annual report on Form 10-K/A of 1st Home Buy & Sell Ltd.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

            a)           designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b)            designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

            c)             evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

            d)             disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

 5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Dated: February 1, 2010	By:	/s/ GARRRY UNGER Chief Executive Officer

Exhibit 31.2
CERTIFICATION

I, Gary Unger, certify that:

1.               I have reviewed this annual report on Form 10-K/A of 1st Home Buy & Sell Ltd.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

            a)           designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b)                designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

            c)                evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

            d)               disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

 5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Dated: February 1, 2010	By:	/s/ GARRRY UNGER Chief Financial Officer

Exhibit 32.1

CERTIFICATION

In connection with the Annual Report of 1st Home Buy & Sell Ltd. (the “Company”) on Form 10-K/A for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary Unger, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Dated: February 1, 2010	By:	/s/ GARRRY UNGER Chief Executive Officer & Chief Financial Officer