Form 10-Q
period 2009-12-31
1st Home Buy & Sell Ltd.
filed 2010-02-12
CIK 1389415

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: December 31, 2009

Commission File No. 000-52936

1ST HOME BUY AND SELL LTD. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-1034540 (I.R.S. Employer Identification No.)

5315 East 93 Street Tulsa, OK (Address of principal executive offices)

(918) 808-7290
(Registrant's telephone number, including area code)
with a copy to:
Carrillo Huettel, LLP
3033 Fifth Ave. Suite 201
San Diego, CA 92103
Telephone (619) 399-3090
Telecopier (619) 330-1888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐   No ☐   N/A☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                                                                                      Accelerated Filer ☐

Non-Accelerated Filer ☐                                                                          Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒No ☐

Issuer’s revenues for its most recent fiscal year: Nil

As of February 1, 2010, there were 15,000,000 shares of the registrant’s Common Stock outstanding.

1ST HOME BUY AND SELL LTD.
 (A Development Stage Company)

Report on Form 10-Q

PART I

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

1st Home Buy And Sell Ltd.
(A Development Stage Company)
Consolidated Balance Sheets
(In Canadian Dollars)

	December 31	June 30,
	2009	2009
ASSETS	(unaudited)

Current Assets
Cash	$15,699	$-
Prepaid Expenses	523	-
Total Current Assets	16,222	-

TOTAL ASSETS	$16,222	$-

LIABILITIES
Current Liabilities
Accounts payable	$16,260	$17,854
Accrued liabilities	2,093	11,044
Shareholders' Loans	52,238	11,951
Demand loans payable to related parties	153,176	153,176
Total Current Liabilities	223,767	194,024

TOTAL LIABILITIES	223,767	194,024

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock
Preferred Stock
Authorized: 10,000,000 shares with $0.001 par value	-	-
Issued: Nil
Common Stock
Authorized: 65,000,000 common shares with $0.001 par value
Issued: 15,000,000 (December 31, 2009)	15,715	15,715
15,000,000 (June 30, 2009)
Additional paid-in capital	22,313	17,928
Accumulated Other Comprehensive Income	2,290	(2,290)
Deficit accumulated prior to re-entering the development stage	(200,523)	(200,523)
Deficit accumulated during the development stage	(47,339)	(24,853)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(207,545)	(194,024)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,222	$-

The accompanying notes are an integral part of these consolidated financials statements.

1st Home Buy And Sell Ltd.
(A Development Stage Company)
Consolidated Statements of Operations
(In Canadian Dollars)
(unaudited)

	For the	For the	For the	For the	From date of re-entering Development Stage (September 1, 2008)
	Three Months	Three Months	Six Months	Six Months	through
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008	December 31, 2009

General and Administrative Expenses
Bank Charges	$-	$39	$-	$100	$141
Filing Fees	-	1,545	1,649	3,994	8,289
Office Expenses	-	696	-	1,215	1,215
Professional Fees	13,235	1,837	16,452	12,367	33,309
Interest expense	2,471	-	4,386	-	4,386
Total Expenses	15,706	4,117	22,487	17,675	47,339
Income (Loss) from Operations	(15,706)	(4,117)	(22,487)	(17,675)	(47,339)
Income (Loss) from Discontinued Operations	-	-	-	53	-
Net Profit (Loss)	(15,706)	(4,117)	(22,487)	(17,622)	(47,339)

Comprehensive Income (Loss)
Net Loss	(15,706)	(4,117)	(22,487)	(17,622)	(47,339)
Foreign currency translation adjustment	1,333	(85)	4,580	374	2,840
Total Comprehensive Loss	$(14,374)	$(4,201)	$(17,907)	$(17,248)	$(44,499)
	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$
Gain (Loss) per Share – Basic and Diluted
	15,000,000	19,975,272	15,000,000	19,975,272
Weighted Average Shares Outstanding

The accompanying notes are an integral part of these consolidated financials statements.

1st Home Buy And Sell Ltd.
(A Development Stage Company)
Consolidated Statements of Cash Flow
(In Canadian Dollars)
(unaudited)

	For the Six Months Ended	For the Six Months Ended	Cumulative from date of re-entering Development Stage (September 1, 2008) through
	December 31, 2009	December 31, 2008	December 31, 2009
Operating
Net Loss	$(22,487)	$(17,622)	$(47,339)
Adjustments to reconcile net loss to net cash flows used in operating activities
Imputed interest on loans	4,386	-	4,386
Changes in operating assets and liabilities
Prepaid Expense	(523)	-	(523)
Accounts payable	(1,594)	5,775	5,599
Accrued liabilities	(8,951)	(2,747)	(2,491)
Net effects from discontinued operations	-	(10,561)	-
Net cash flows from (used for) operations	(29,169)	(25,155)	(40,368)

Financing
Borrowings on debt	40,288	3,304	52,238
Payments on debt	-	(12,669)	(12,669)
Net cash flows from financing activities	40,288	(9,365)	39,569

Effect of exchange rate changes	4,580	374	2,840

Change in Cash	15,699	(34,146)	2,040
Cash - Beginning	-	34,628	13,659
Cash - Ending	$15,699	$482	$15,699

Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these consolidated financials statements.

1ST HOME BUY and SELL LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009
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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements.  The results of operations for the period ended December 31, 2009 are not necessarily indicative of the operating results for the full years.

Development Stage Company

The Company complies with current accounting guidance and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

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

Note 3 – Related Party Transactions

Effective July 1, 2006, the Company entered into a loan agreement with a related party. At December 31, 2009, the balance owing is $153,176. The loan does not bear interest and is due on demand. Imputed interest in the amount of $3,829 is included in additional paid in capital.

A shareholder has agreed to loan funds to the company as needed to cover expenses. As of December 31, 2009, the balance owing is $52,238.  The loan does not bear interest and is due on demand.  Imputed interest in the amount of $556 is included in additional paid in capital.

Note 4 - Income Taxes

The Company is liable for US Federal taxes.  As of December 31, 2009, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been included in these consolidated financial statements.

The Company has accumulated net operating loss carry-forwards for tax purposes of approximately $248,000 that may be available to offset future taxable income.  These operating loss carry-forwards begin to expire in 2027.  In accordance with the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

The deferred tax asset associated with the operating loss carry-forward is approximately $80,000.  The Company has provided a valuation allowance against the deferred tax asset as follows:

Period End	Operating Loss Carry-Forward	Deferred Tax Asset	Allowance	Net Deferred Tax Asset
June 30, 2008	192,187	62,461	(62,461)	-
June 30, 2009	227,667	73,992	(73,992)	-
December 31, 2009	247,863	80,555	(80,555)	-

 Note 5 - Subsequent Events

There were no subsequent events expected to have a material impact on the Company’s financial statements through the date of this filing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "1st Home Buy and Sell," refers to 1st Home Buy and Sell, Ltd.

GENERAL

On August 10, 2006, 1st Home Buy & Sell Ltd. was formed as a Nevada corporation. Initial operations had commenced under the name Pacific Coast Development Corp., a British Columbia corporation (“PCDC”), which was operating out of Surrey, British Columbia.  On July 1, 2006, prior to incorporating under the laws of the State of Nevada, we had acquired a 70%, non-dilutive interest in PCDC in exchange for CDN 100,000.  This pre-incorporation contract with PCDC was ratified by our Board of Directors immediately after we were formally incorporated on August 10, 2006. Thereafter, we conducted all operations through our majority owned operational subsidiary, PCDC.

On August 31, 2008, the Company became a shell corporation as a result of a spin-off of PCDC.

The shares of our common stock have traded on the Over-the-Counter Bulletin Board under the symbol “FHBY.OB” since June 12, 2008.

CURRENT BUSINESS OPERATIONS

We believe that effective approximately August 31, 2008, we became a “shell” company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934.

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

For the three month period ended December 31, 2009

During the three month period ended December 31, 2009, we incurred general and administrative expenses in the aggregate amount of $15,706 compared to $4,117 incurred during the three month period ended December 31, 2008 (an increase in expenses of $11,589). This increase in expenses is attributable to increased legal fees and interest.

During the three month period ended December 31, 2009, we recorded a foreign currency translation adjustment of $1,333 compared to foreign currency translation adjustment of $(85) during the three month period ended December 31, 2008.  This is attributable to a falling US dollar relative to the Canadian dollar during this period.

The comprehensive loss during the three month period ended December 31, 2009 was ($14,374) compared to ($4,201) during the three month period ended December 31, 2008. This is attributable to the increase in operating expenses, primarily in legal fees and interest.

The weighted average number of shares outstanding was 15,000,000 at December 31, 2009 compared to 19,975,272 at December 31, 2008.

For the six month period ended December 31, 2009

During the six month period ended December 31, 2009, we incurred general and administrative expenses in the aggregate amount of $22,487 compared to $17,675 incurred during the six month period ended December 31, 2008 (an increase in expenses of $4,811). This increase in expenses is attributable to increased legal fees and interest.

During the six month period ended December 31, 2009, we recorded a foreign currency translation adjustment of $4,580 compared to foreign currency translation adjustment of $374 during the six month period ended December 31, 2008.  This is attributable to a falling US dollar relative to the Canadian dollar during this period.

The comprehensive loss during the six month period ended December 31, 2009 was ($17,907) compared to ($17,248) during the six month period ended December 31, 2008. This is attributable to the increase in operating expenses, primarily in legal fees and interest.

The weighted average number of shares outstanding was 15,000,000 at December 31, 2009 compared to 19,975,272 at December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2009

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

At December 31, 2009, our current assets were $16,222 and our current liabilities were $223,767, resulting in a working capital deficit of $207,545. At December 31, 2009, our total assets were $16,222 compared to total assets of $-0- at our fiscal year ended June 30, 2009, an increase of $16,222 attributable to cash provided through a shareholder loans, and prepaid expenses. As at December 31, 2009, our current liabilities were $223,767 compared to current liabilities of $194,024 as at June 30, 2009, an increase of $29,743. This increase in current liabilities is attributable primarily to a $40,288 increase in shareholder loans, offset by a decrease in accounts payable and accrued liabilities.

Stockholders’ deficit increased from ($194,024) as at June 30, 2009 to ($207,545) as at December 31, 2009.

We have not generated positive cash flows from operating activities. For the six month period ended December 31, 2009, net cash flow used for operating activities was ($29,169) compared to net cash flow used for operating activities of ($25,155) for the six month period ended December 31, 2008.

During the six month period ended December 31, 2009, net cash flow provided by financing activities was $40,288 compared to net cash flow from financing activities of ($9,365) for the six month period ended December 31, 2008. Net cash flow provided from financing activities during the six month period ended December 31, 2009 pertained to additional borrowings on a shareholder loan.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and possible debt instruments, private placements, and anticipated cash flow are not expected to be adequate to fund the Company over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have been financed to date through shareholder and other related party loans.

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

Loan Agreement

On July 1, 2006, we entered into a loan agreement with a related party. As at December 31, 2009, the balance due and owing is CDN $153,176. The loan does not bear interest and is due on demand.

Moreover, a shareholder has agreed to loan us funds as needed to cover expenses. As at December 31, 2009, the balance due and owing the shareholder is $52,238. The loan does not bear interest and is due on demand.

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

As of December 31, 2009, the end of our second quarter covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

Evaluation of Internal Controls and Procedures Over Financial Reporting

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective and contained the following significant deficiencies and material weaknesses of our internal controls over financial reporting:

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

Our Board of Directors has considered whether the provision of such non-audit services would be compatible with maintaining the principal independent accountant's independence. Our Board of Directors considered whether our principal independent accountant was independent, and concluded that the auditor for the three month period ended December 31, 2009 was independent

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred since our fiscal year ended June 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 12, 2009, the Company filed an Information Statement with the SEC pursuant to Schedule 14(c), (the “Information Statement”). The Information Statement will be sent to shareholders of the Company to notify them that on December 5, 2009, the Company received written consent from the Company’s majority shareholder that he voted in favor of adopting two resolutions, including amending the Company’s articles of incorporation to change the name of the Company to Infrastructure Developments Corp. and to ratify the appointment of M&K CPAs, PLLC, as the Company's independent auditors for the fiscal year ended June 30, 2010.

ITEM 5. OTHER INFORMATION

The Company’s will change its name from 1st Home Buy & Sell Ltd. to Infrastructure Developments Corp. The name change is being undertaken because Management believes that it is in the Company’s best interests to adopt a more generic name in line with our current strategic focus and plan of operation, and the new name will create more opportunities for the Company while management begins the process of seeking out and initiating discussions with possible business combinations, acquisition and/or transactions.  The name change of the Company will become effective upon the filing of the certificate of amendment to the Company’s articles of incorporation with Secretary of State of the State of Nevada. We intend to file the certificate of amendment in late February or early March 2010.

ITEM 6. EXHIBITS

Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Asset Purchase Agreement between 1st Home Buy and Sell Ltd. and DK Group N.A. N.V. (2)
10.2	Split-Off Agreement between 1st Home Buy and Sell Ltd. and Pacific Coast Development Corp. (3)
16.1	Letter from Independent Registered Public Accounting Firm from Moore & Associates (4)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

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

SIGNATUR ES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1ST HOME BUY AND SELL LTD.

Dated: February 12th, 2010	By:	/s/ GARRY UNGER
Garry Unger, Chief Executive Officer

Dated: February 12th, 2010	By:	/s/ GARRY UNGER
Garry Unger, Chief Financial Officer