Form 10-Q
period 2010-03-31
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2010-05-17
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 000-52936

INFRASTRUCTURE DEVELOPMENTS CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-1034540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13800 Coppermine Road, 2nd Floor, Herndon, Virginia 20171

(Address of principal executive offices) (Zip Code)

(703) 574-3211

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at May 14, 2010, was 20,000,000.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Balance Sheets as of March 31, 2010 (unaudited) and June 30, 2009	4

Unaudited Statements of Operations for the three and nine month periods ended March 31, 2010 and  2009, and the period from re-entering development stage (September 1, 2008) until March 31, 2010
5
Unaudited Statements of Cash Flows for the nine month periods ended March 31, 2010 and 2009, and the period from re-entering development stage (September 1, 2008) until March 31, 2010	6
Unaudited Notes to Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	17
ITEM 4T. Controls and Procedures	17

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	18
ITEM 1A. Risk Factors	18
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
ITEM 3. Defaults upon Senior Securities	18
ITEM 4. (Removed and Reserved)	18
ITEM 5. Other Information	18
ITEM 6. Exhibits	18
Signatures	19
Index to Exhibits	20

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” and “us” refer to Infrastructure Developments Corp., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Infrastructure Developments Corp. (A Development Stage Company) Balance Sheets (In Canadian Dollars)

	March 31, 2010	June 30, 2009
ASSETS	(unaudited)

Current Assets
Cash	$105,916	$-
Total Current Assets	105,916	-

TOTAL ASSETS	$105,916	$-

LIABILITIES
Current Liabilities
Accounts payable	$10,900	$17,854
Accrued liabilities	2,031	11,044
Shareholders' loans	64,692	11,951
Demand loans payable to related parties	153,176	153,176
Total Current Liabilities	230,799	194,024

TOTAL LIABILITIES	230,799	194,024

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock
Preferred Stock
Authorized: 10,000,000 shares with $0.001 par value	-	-
Issued: Nil
Common Stock
Authorized: 100,000,000 common shares with $0.001 par value
Issued: 15,500,000 (March 31, 2010) 15,000,000 (June 30, 2009)	16,225	15,715
Additional paid-in capital	126,479	17,928
Accumulated Other Comprehensive Income	1,938	(2,290)
Deficit accumulated prior to re-entering the development stage	(200,524)	(200,524)
Deficit accumulated during the development stage	(69,001)	(24,853)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(124,883)	(194,024)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$105,916	$-

The accompanying notes are an integral part of these financial statements.

Infrastructure Developments Corp. (A Development Stage Company) Statements of Operations (In Canadian Dollars) (unaudited)
					From date of re-entering Development Stage (September 1, 2008) through
	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010

General and Administrative Expenses
Bank Charges	$129	11	129	$110	$270
Filing Fees	799	665	2,448	4,658	9,088
Office Expenses	-	-	-	1,215	1,215
Professional Fees	18,089	1,890	34,540	14,257	51,397
Interest expense	2,646	-	7,031	-	7,031
Total Expenses	21,663	2,566	44,148	20,241	69,001
Income (Loss) from Operations	(21,663)	(2,566)	(44,148)	(20,241)	(69,001)
Income (Loss) from Discontinued Operations	-	-	-	53	-
Net Profit (Loss)	(21,663)	(2,566)	(44,148)	(20,187)	(69,001)

Comprehensive Income (Loss)
Net Loss	(21,663)	(2,566)	(44,148)	(20,187)	(69,001)
Foreign currency translation adjustment	(353)	(2,919)	4,228	(2,544)	1,938
Total Comprehensive Loss	$(22,016)	(5,484)	(39,920)	$(22,732)	$(67,063)
	$(0.00)	(0.00)	(0.00)	$(0.00)
Gain (Loss) per Share – Basic and Diluted
	15,011,111	17,204,828	15,003,650	18,802,498
Weighted Average Shares Outstanding

The accompanying notes are an integral part of these financial statements.

Infrastructure Developments Corp. (A Development Stage Company) Statements of Cash Flow (In Canadian Dollars) (unaudited)
	For the Nine Months Ended	For the Nine Months Ended	Cumulative from date of re-entering Development Stage (September 1, 2008) through

	March 31, 2010	March 31, 2009	March 31, 2010
Operating
Net Loss	$(44,148)	$(20,187)	$(69,001)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Imputed interest on loans	7,031	-	7,031
Changes in operating assets and liabilities:
Accounts payable	(6,953)	7,644	241
Accrued liabilities	(9,013)	(2,693)	(2,555)
Net effects from discontinued operations	-	(10,561)	-
Net cash flows (used for) operations	(53,083)	(25,797)	(64,284)

Financing
Stock subscription	102,030	-	102,030
Borrowings on debt	52,741	6,880	64,692
Payments on debt	-	(12,669)	(12,669)
Net cash flows from (used for) financing activities	154,771	(5,790)	154,053

Effect of exchange rate changes	4,228	(2,544)	2,488

Change in Cash	105,916	(34,131)	92,257
Cash - Beginning	-	34,628	13,659
Cash – Ending	$105,916	$496	$105,916

Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Infrastructure Developments Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

(In Canadian Dollars)
(unaudited)

Note 1 - The Company and Significant Accounting Policies

The Company

Infrastructure Developments Corp. (the “Company”), formerly 1st Home Buy and Sell Ltd., was incorporated under the laws of the state of Nevada on August 10, 2006. The Company changed its name to Infrastructure Developments Corp. on March 1, 2010.

The Company reentered the development stage as a result of a spin-off of its operating subsidiary, Pacific Coast Development Corp., on August 31, 2008. The historical results of the split-off subsidiary have been reclassified as discontinued operations in these financial statements.

At March 31, 2010, the Company did not have any ongoing business operations. However, on April 14, 2010, the Company became the parent company of Intelspec International Inc, a Nevada corporation engaged in engineering, construction, and project management (“Intelspec”). This subsequent transaction is described in more detail in Note 6.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009, audited financial statements. The results of operations for the period ended March 31, 2010, is not necessarily indicative of the operating results for the full year.

.

Development Stage Company

The Company complies with current accounting guidance and the Securities and Exchange Act for its characterization of the Company as development stage.

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

Infrastructure Developments Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

(In Canadian Dollars)
(unaudited)

Note 1 - The Company and Significant Accounting Policies - continued

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC Topic 855, “Subsequent Events.” The amendments to ASC Topic 855 do not change existing requirements to evaluate subsequent events, but: (i) defines a “SEC Filer,” which we are; (ii) removes the definition of a “Public Entity”; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance. This guidance did not have a material impact on our financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance has not had a material impact on our financial position and results of operations.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Infrastructure Developments Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

(In Canadian Dollars)
(unaudited)

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

Note 3 – Related Party Transactions

Effective July 1, 2006, the Company entered into a loan agreement with a related party. At March 31, 2009, the balance owing is $153,176. The loan does not bear interest and is due on demand. Imputed interest in the amount of $5,744 is included in additional paid in capital.

A shareholder has agreed to loan funds to the company as needed to cover expenses. As of March 31, 2010, the balance owing is $64,692. The loan does not bear interest and is due on demand. Imputed interest in the amount of $1,287 is included in additional paid in capital.

See Note 6, paragraph 3 for disclosure regarding the forgiveness of these loans subsequent to the period ended March 31, 2010.

Note 4 - Income Taxes

The Company is liable for US Federal taxes.  As of March 31, 2010, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been included in these consolidated financial statements.

The Company has accumulated net operating loss carry-forwards for tax purposes of approximately $270,000 that may be available to offset future taxable income.  These operating loss carry-forwards begin to expire in 2027.  In accordance with the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

Infrastructure Developments Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

(In Canadian Dollars)
(unaudited)

Note 4 - Income Taxes - continued

The deferred tax asset associated with the operating loss carry-forward is approximately $90,000.  The Company has provided a valuation allowance against the deferred tax asset as follows:

Period End	Operating Loss Carry-Forward	Deferred Tax Asset	Allowance	Net Deferred Tax Asset
June 30, 2008	192,187	62,461	(62,461)	-
June 30, 2009	227,667	73,992	(73,992)	-
March 31, 2010	264,784	90,027	(90,027)	-

Note 5 – Share Capital

On March 29, 2010, the Company closed a stock purchase agreement for the sale of 500,000 shares of its restricted common stock for US $0.20 per share for an aggregate of US $100,000.

Note 6 - Subsequent Events

1.

On April 9, 2010, our Articles of Incorporation were amended to increase the number of authorized shares from 110,000,000 to 510,000,000 shares, consisting of 500,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share.

2.

On April 14, 2010, the Company, Intelspec and the shareholders of Intelspec closed a transaction pursuant to a Share Exchange Agreement, whereby the Company acquired 100% of the outstanding shares of the common stock of Intelspec from the shareholders of Intelspec in exchange for 14,000,000 shares of its common stock. A shareholder cancelled 9,500,000 shares of the Company’s common stock as an inducement for Intelspec to enter into the transaction.

3.	On April 14, 2010, concurrently with the closing of the Share Exchange Agreement described above, two related parties agreed to forgive debts owed by the Company in the aggregate amount of $217,867.

ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

DISCUSSION AND ANALYSIS

During the quarterly period ended March 31, 2010 the Company sought to identify a suitable business opportunity. Further to this objective, on March 1, 2010 the Company changed its name from “1st Home Buy & Sell Ltd.” to “Infrastructure Developments Corp.” The change was effected to provide us with a more generic name while management evaluated possible business combinations, acquisitions or development opportunities.

Subsequent Event

On April 14, 2010, the Company acquired up to one hundred percent (100%) of the outstanding shares of the common stock of Intelspec International, Inc. (“Intelspec”) from the shareholders of Intelspec in exchange for 14,000,000 shares of our common stock pursuant to the terms and conditions of a Share Exchange Agreement dated April 7, 2010. The transaction caused the shareholders of Intelspec to acquire up to seventy percent (70%) of our outstanding common shares representing control of the Company which for financial reporting purposes is characterized as a reverse acquisition or recapitalization of Intelspec giving effect to the acquisition of 100% of Intelspec. Following the closing of the Share Exchange Agreement, our principal business became the business of Intelspec which is described below and in our Form 8-K filed with the Commission on April 26, 2010.

Intelspec Business

Intelspec is a global engineering and project management service provider focusing primarily on US government contracts and subcontracts. Intelspec provides services through a network of branch offices and subsidiaries located in markets where it has active projects, is bidding on projects, or is investigating project opportunities.

The business focuses on small to mid-size contracts and subcontracts in the $1 million to $10 million range thereby filling an underserved niche in the government contracting spectrum. These projects do not generally attract the attention of the large multinational engineering services companies. In many cases these companies are potential customers, as their large-scale projects typically involve numerous subcontracts that fall within our range of expertise and target project range. Few small to medium sized engineering firms in the developed world have the capacity to work in the markets we serves, and local companies generally lack the international-standard expertise demanded by project investors.

US Military Construction and Services

The US military is one of the world’s largest sources of construction and service contracts. Such contracts in Southeast Asia have been a significant source of our recent work, including:

•

Design/Build Construction of a Close Quarters Battle (CQB) Training Facility, Camp Erawan, Thailand; the project consists of the construction for the U.S. Navy of a two-story shoot house for military training; awarded May, 2009, completed January 21, 2010.

•	Construction of seven new barracks, wash facilities, food-preparation facilities and dining facilities, along with the repair of existing, and construction of additional roads, sidewalks, wells, lighting and electrical distribution, for the U.S. Navy's GPOI Training Facilities, Kampong Spoe, Cambodia; awarded August 2009, scheduled completion April 29, 2010.

•	Blank Purchase Agreements for heavy equipment and adviser and troop transportation, in support of the 2010 “Angkor Sentinel” exercise in Cambodia, part of the Global Peace Operations Initiative, which aims to train and, where appropriate, equip 75,000 Peacekeepers worldwide; the contract is under negotiation but Intelspec is confident that it will be secured.

These contracts have established our ability to win and successfully execute US military construction contracts. We intend to expand from this base and aggressively pursue further opportunities in this sector.

US Diplomatic Construction

The US State Department’s Bureau of Overseas Buildings Operations (OBO) is responsible for building and maintaining US Embassies and other diplomatic facilities around the world, and for improving and enhancing their security and effectiveness. Diplomatic facilities require extremely sophisticated building and planning techniques to assure both efficiency and security. They also require detailed knowledge of local environments and practices. We are well positioned to offer OBO prime contractors a compelling package of high-standard engineering expertise and extensive experience and contact networks in the difficult environments where diplomatic construction is typically carried out. We believe that diplomatic construction offers high potential for future contracts, and is actively pursuing several opportunities in this niche.

Humanitarian and Development Aid

A priority of the current administration is a renewed emphasis on development and humanitarian aid. Aid programs by their nature are focused in the less-developed countries where we are active. Many of these projects require contract construction and service expertise, both for the projects themselves and for support facilities. In many cases local firms are unable to provide the required standard of work, and few outside firms have the capacity to work in these environments, particularly in areas outside major cities. Our proven ability to perform international-standard work in complex and challenging situations is a significant asset in pursuing these contracts.

Non-US Government Contracts

While US government work remains our priority, we still perform work for other clients, notably our contracts with the government of Ras al Khaimah in the United Arab Emirates and a private residential construction contract in Jom Tien, Thailand. While economic stresses have reduced the number of such projects available for bidding, we remain alert for opportunities in this field and will continue to bid on contracts appropriate to our capacities and geographic focus.

Project Selection

The number of projects available for bidding within our target range is enormous. The challenge facing Intelspec is not finding suitable projects to bid on, but rather selecting the opportunities that will be profitable and will align with our business development plan without exposing Intelspec to unnecessary risks. We use numerous resources to review current and future US government budgets and other market indicators. This information is used to determine which clients, regions, sectors, or countries have the best potential for sustainable growth and profitability. Our most reliable source of information on project opportunities is our frequent meetings and robust relationships with existing clients. These efforts allow us to learn of upcoming opportunities, their challenges, concerns, and requirements for successful execution.

We collect, review, and track opportunities via our global interactive data lists. This list is integrated with our current business development plan, available resources, and regional partners to select the target projects.  The list ranks opportunities in order of prior, execute ability, potential risk, and sustainable growth per fiscal quarter and year.

We develop a capture plan for each opportunity that outlines the opportunity, key for success, competition, and strengths and weaknesses. Upon finalization of the capture plans, project teams initiate advance, developing as much information as possible on the project, risks, and keys for success. This approach assists in the request for proposal or tender phase since the majority of risk mitigation, technical and price approach have been pre-determined, allowing project teams and estimators to focus their efforts on best value, the best possible proposal, and profitability.

As each project is executed, information about future opportunities, clients, and services is added to interactive data list for updating and review

Prefabricated Housing

We also are a distributor for several types of highly portable and economical prefabricated structures manufactured in China and Thailand. These structures are ideal for use as residence and offices space on project sites, and are also a useful solution for disaster relief situations and other environments requiring the rapid deployment of low-cost housing and other structures.

A typical case where rapidly deployable low-cost housing is required is that of Angola, where as many as five million people – one third of the population – is now living in informal and unserviced shanty towns around the capital. Citing the potential for social unrest stemming from these neighborhoods, the oil-rich Angolan Government has announced a $50 billion program aimed at providing one million homes within four years, assisted by a $400 million loan from the United States. Given Angola’s dependence on imported construction materials and the limited supply of skilled labor, it will be very difficult to meet this target without large-scale deployment of prefabricated structures. We have presented quotations to agencies handling the housing program, and are actively pursuing this and similar opportunities in areas with severe housing shortages.

Disaster relief and reconstruction efforts also represent a market for prefabricated structures, both for affected populations and as rapidly deployable operation and residence bases for relief personnel. The need for this type of structure has been powerfully underscored by the recent earthquakes in Haiti and Chile and the devastating tsunami in Southeast Asia. We believe that low-cost, readily transportable prefabricated structures are an ideal solution providing both immediate relief and long-term viability for disaster-affected areas, and are actively pursuing relationships with both relief agencies and governments of disaster-prone areas.

RESULTS OF OPERATIONS

The financial statements included in this quarterly report, and this Management’s Discussion of Financial Condition and Results of Operations represent the results of the Company’s operations for the period ending March 31, 2010.

Information regarding Intelspec’s results for the periods ended December 31, 2009 and December 31, 2008 is included in the Company’s Form 8-K filed with the Commission on April 26, 2010.

Amounts included in this Results of Operations are in Canadian dollars.

For the three month period ended March 31, 2010

During the three month period ended March 31, 2010, we incurred general and administrative expenses in the aggregate amount of $21,663 compared to $2,566 incurred during the three month period ended March 31, 2009 (an increase in expenses of $19,097). This increase in expenses is attributable to increased legal and audit fees.

During the three month period ended March 31, 2010, we recorded a loss from foreign currency translation adjustment of $353 compared to $2,919 during the three month period ended March 31, 2009.  This decrease is attributable to closer parity between the US dollar and Canadian dollar during this period.

Comprehensive loss during the three month period ended March 31, 2010, was $22,016 compared to a comprehensive loss of $5,484 during the three month period ended March 31, 2009. The increase is attributable primarily to professional fees.

The weighted average number of shares outstanding was 15,011,111 at March 31, 2010, compared to 17,204,828 at March 31, 2009. The decrease is attributable to the retirement of common stock in 2009.

For the nine month period ended March 31, 2010

During the nine month period ended March 31, 2010, we incurred general and administrative expenses in the aggregate amount of $44,148 compared to $20,241 incurred during the nine month period ended March 31, 2009 (an increase in expenses of $4,811). The increase in expenses is attributable to legal fees and interest.

During the nine month period ended March 31, 2010, we recorded a gain from foreign currency translation adjustment of $4,228 compared to a loss from foreign currency translation adjustment of $2,554 during the nine month period ended March 31, 2009.  This transition to a gain is attributable to a falling US dollar relative to the Canadian dollar during this period.

Comprehensive loss during the nine month period ended March 31, 2010, was $39,920 compared to $22,732 during the nine month period ended March 31, 2009. The increase is attributable primarily to legal fees and interest.

The weighted average number of shares outstanding was 15,003,650 at March 31, 2010, compared to 18,802,498 at March 31, 2009. The decrease is attributable to the retirement of common stock in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Amounts included in this Liquidity and Capital Resources are in Canadian dollars.

As at March 31, 2010

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

At March 31, 2010, our current assets were $105,916 and our current liabilities were $230,800, resulting in a working capital deficit of $124,883.

At March 31, 2010, our current and total assets were $105,916 compared to total assets of $0 at our fiscal year ended June 30, 2010, an increase of $105,916 attributable to cash provided through the sale of our common shares.

As at March 31, 2010, our current and total liabilities were $230,799 compared to current liabilities of $194,024 as of our fiscal year ended June 30, 2009, an increase of $36,775. The increase in current liabilities is attributable primarily to a $52,741 increase in shareholder loans, offset by a decrease in accounts payable and accrued liabilities.

Stockholders’ deficit decreased from $194,024 as at June 30, 2009 to $124,883 as at March 31, 2010. The decrease is attributable to the cash infusion from the sale of our common shares.

For the nine month period ended March 31, 2010, net cash flow used for operating activities was $53,083 compared to net cash flow used for operating activities of $25,797 for the nine month period ended March 31, 2009. The increase is attributable to legal and audit fees.

For the nine month period ended March 31, 2010, net cash flow provided by financing activities was $154,771 compared to net cash flow used for financing activities of $5,790 for the nine month period ended March 31, 2009. Net cash flow provided by financing activities during the nine month period ended March 31, 2010 pertained to additional borrowings on a shareholder loan as well as the sale of our common shares.

On July 1, 2006, we entered into a loan agreement with a related party. As at March 31, 2010, the balance due and owing was $153,176. The loan does not bear interest and is due on demand. Imputed interest totalled $5,644 for the period ended March 31, 2010. Additionally, a shareholder agreed to loan us funds as needed to cover expenses. As at March 31, 2010, the balance due and owing the shareholder is $64,692. The loan does not bear interest and is due on demand. Imputed interest totalled $1,287 for the period ended March 31, 2010.

Cash Requirements

The Company’s cash on hand as of March 31, 2009 is CAD $105,916. We may not have sufficient cash on hand to pay the costs of our operations as projected over the next twelve (12) months or less. The Company may require additional financing in order to proceed with some or all of its goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing in place, and no potential lines of credit or sources of financing are currently available to us. Our failure to secure any necessary outside funding could have an adverse affect on our results of operations and a correspondingly negative impact on shareholder value.

Any additional growth of the Company may require additional cash infusions. We may face expenses or other circumstances such that we will have additional financing requirements. In such event, the amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, and capital expenditures. Given the number of programs that we have ongoing and not complete, it is not possible to predict the extent or cost of these additional financing requirements.

Notwithstanding the numerous factors that our cash requirements depend on, and the uncertainties associated with each of the major revenue opportunities that we have, we believe that our business can build long-term value if we are able to demonstrate clear progress toward our objectives.

The Company does not anticipate any contingency upon which it would voluntarily cease filing reports with the Commission as it is a compelling interest of the Company to report its affairs quarterly, annually and currently, as the case may be, to provide accessible public information to interested parties.

We do not intend to purchase any significant equipment during the next twelve months.

We do not expect to pay cash dividends in the foreseeable future.

We have no defined benefit plan or contractual commitment with any of our officers or directors.

We have no current plans to make any changes in our number of employees.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this quarterly report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

Please see Note 1 to the financial statements attached hereto for recent accounting pronouncements.

INTEREST RATE

Interest rates are generally controlled. The majority of our debt owed at March 31, 2010 was to a related party which debt did not bear interest so fluctuations in interest rates did not impact our result of operations at March 31, 2010. However, we may need to increase our reliance on bank financing or other debt instruments in the future in which case fluctuations in interest rates could have a negative impact on our results of operations.

GOING CONCERN

The independent auditors' report accompanying our June 30, 2009 and 2008 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 1A.      RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.      EXHIBITS.

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 20 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date: May 14, 2010               Infrastructure Developments Corp.

          /s/ Thomas R. Morgan

     Name:      Thomas R. Morgan

     Title:        Chief Executive Officer, Chief Financial Officer Principal Accounting Officer, and Director

EXHIBITS

Number     Description

3.1(a)     Articles of Incorporation filed with the Nevada Secretary of State on August 10, 2006. Incorporated by reference as Exhibits to the Form SB-1 filed on May 11, 2007.

3.1(b)     Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on April 23, 2007. Incorporated by reference to the Company’s Registration Statement on Form SB-1 filed with the Commission on May 11, 2007.

3.1(c)     The Certificate of Amendment to the Company’s Articles of Incorporation was filed with the Secretary of State of the Nevada on March 1, 2010. Incorporated by reference to the Company’s Definitive Information Statement on Schedule 14C as filed with the Commission on February 2, 2010.

3.1(d)     The Certificate of Amendment to the Company’s Articles of Incorporation was filed with the Secretary of State of the Nevada on April 9, 2010. Incorporated by reference to the Company’s current Report on Form 8-K as filed with the Commission on April 14, 2010.

3.2     Bylaws. Incorporated by reference to the Company’s Registration Statement on Form SB-1 filed with the Commission on May 11, 2007.

10.1     Asset Purchase Agreement, dated July 1, 2008, between 1st Home Buy & Sell, Ltd. and DK Group N.A. N.V. Incorporated by reference to the Company’s current Report on Form 8-K as filed with the Commission on July 3, 2008.

10.2     Securities Purchase Agreement, dated July 1, 2008, between Intelspec, Intelspec LLC and Tom Morgan. Incorporated by reference to the Company’s current Report on Form 8-K as filed with the Commission on April 26, 2010.

10.3     Employment Agreement, dated August 1, 2008, between Intelspec and Tom Morgan. Incorporated by reference to the Company’s current Report on Form 8-K as filed with the Commission on April 26, 2010.

10.4     Share Exchange Agreement, dated September 2, 2008, between Intelspec and Power Track Projects, FZE. Incorporated by reference to the Company’s current Report on Form 8-K as filed with the Commission on April 26, 2010.

10.5     Split-Off Agreement, dated September 5, 2008, between 1st Home Buy & Sell, Ltd. and Pacific Coast Development Corp. Incorporated by reference to the Company’s current Report on Form 8-K as filed with the Commission on September 9, 2008.

10.6          Share Exchange Agreement dated April 1, 2010, between the Company and Intelspec. Incorporated by reference to the Company’s current Report on Form 8-K as filed with the Commission on April 8, 2010.

21     Subsidiaries. Incorporated by reference to the Company’s current Report on Form 8-K as filed with the Commission on April 26, 2010.

31     Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

32          Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

      *      Incorporated by reference to previous filings of the Company.