Form 10-K
period 2010-06-30
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2010-10-13
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  ___ to              .

Commission file number: 000-52936

INFRASTRUCTURE DEVELOPMENTS CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-1034540 (I.R.S. Employer Identification No.)

13800 Coppermine Road, 2nd Floor, Herndon, Virginia  20171

 (Address of principal executive offices)    (Zip Code)

Registrant’s telephone number, including area code: (202) 579-9472

Securities registered under Section 12(b) of the Act: none.

Securities registered under Section 12(g) of the Act: common stock (title of class), $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (79,657,878 shares) was $56,557,093 based on the average of the bid and ask price ($0.71) for the common stock on October 11, 2010.

At October 11, 2010, the number of shares outstanding of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 120,000,000.

TABLE OF CONTENTS

PART I

2

PART I

ITEM 1.          BUSINESS

As used herein the terms the “Company”, “we”, “our”, and “us” refer to Infrastructure Developments Corp., its subsidiaries, and its predecessors, unless context indicates otherwise. The term “Intelspec” refers to Intelspec International, Inc., the Company’s subsidiary.

Corporate History

The Company, then known as 1st Home Buy & Sell Ltd., was formed as a Nevada corporation on August 10, 2006 as a real estate company through Pacific Coast Development Corp., a British Columbia corporation. On August 31, 2008, the Company ceased all operations to become a “shell” company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and sought to identify a suitable business opportunity. The Company changed its name from “1st Home Buy & Sell Ltd.” to “Infrastructure Developments Corp.” on March 1, 2010 while evaluating possible business combinations, acquisitions or development opportunities.

On April 7, 2010 the Company signed a share exchange agreement pursuant to which it would acquire Intelspec from its shareholders in exchange for 14,000,000 shares of its common stock. The acquisition of Intelspec was completed on April 14, 2010, whereby the shareholders of Intelspec acquired seventy percent (70%) of the Company. The closing of the transaction represented a change in control which for financial reporting purposes was characterized as a reverse acquisition or recapitalization of Intelspec. Following the closing of the share exchange agreement, our principal business became the business of Intelspec. On April 26, 2010, the Company disclosed the information that would have been required if it were filing a general form for registration of securities on Form 10, as required under Item 2.01(f) of Form 8-K, thereby removing its status as a “shell” company.

The Company effected a six for one forward split of its common stock on June 11, 2010 that increased the Company’s issued and outstanding shares from 20,000,000 to 120,000,000.

The Company

Business Summary

The Company, though headquartered in the United States, conducts business through its wholly-owned subsidiaries that focus on project management opportunities in the Middle East and Southeast Asia. We serve an underserved niche in the global project spectrum, by targeting specialized projects and subcontracts that are too small to attract multinational firms but still require world class engineering expertise.

Subsidiaries

Intelspec was incorporated in Nevada on July 15, 2008, and maintains an executive office in Herndon, Virginia (Washington D.C. area). Intelspec acquired Intelspec LLC, a Delaware limited liability company on July 25, 2008. Intelspec acquired Power Track Projects FZE, a United Arab Emirates registered Free Zone Enterprise on October 27, 2008, that is licensed for project and equipment management in the UAE. Intelspec formed Intelspec International LLC, a Thai registered foreign branch, in November 2009.

Business Strategy

We are a global engineering and project management business that provides services through a network of branch offices and subsidiaries located in markets where the Company either has active projects, is bidding on projects, or is investigating project opportunities. Our business focuses on small to mid-size contracts and subcontracts in the $1 million to $10 million range. We initially targeted a wide variety of private and government funded jobs in the Middle East, particularly in the UAE, but the substantial economic slowdown in these markets has shifted our focus to US Government contracts and subcontracts, primarily in Southeast Asia.

Our key personnel have decades of experience in and performing work for the US Department of Defense (DoD) and Department of State (DoS), largely in challenging overseas environments, and are intimately familiar with both the complex requirements of US government contracts and the unusual challenges of performing high-standard work in isolated and undeveloped environments. Our focus on smaller projects fills an underserved niche in the government contracting spectrum as these projects do not generally attract the attention of the large multinational engineering services companies. Although, in many cases these large multinational engineering companies are potential customers, as their large-scale projects typically involve numerous subcontracts that fall within our range of expertise and target project range. Few small to medium sized engineering firms in the developed world have the capacity to work in the less developed markets we serve, and local companies generally lack the international-standard expertise demanded by project investors.

Depending on the project and the location, we may bid directly on projects or offer our subcontracting services to larger prime contractors, either on our own or in joint ventures, typically with local or regional companies with resources and experience that complement our own.

US Military Construction and Services

The US military is one of the world’s largest sources of construction and service contracts. Construction in the primary theatres of Iraq and Afghanistan – where work in progress is estimated at over $3 billion – is only one facet of this global effort. Major projects are planned in the following areas:

•         Guam, where a multi-year program aimed at moving up to 17,000 US Marines, dependents, and support personnel from Okinawa is expected to involve over $20 billion in spending.

•         Djibouti, where the US military requested a 2010 allocation of over $40 million to develop Camp Lemonier, the largest US facility on the African continent and a potential future base for the US African Command (AFRICOM).

•         Oman, where $350 million over a multi-year span is being requested for Air Force facilities, with additional facilities being developed in Kuwait, Bahrain, and Qatar to support American commitments in the region.

These large, highly visible projects are only part of the DoD’s global construction program. Hundreds of smaller projects are continuously being carried out, largely in support of continuing training and support programs for foreign militaries and of a wide range of bilateral and multilateral military exercises. Many of these take place in areas where we are well positioned to carry out both construction and service work.

US military contracts in Southeast Asia have been a significant source of recent work, with our projects including:

•         Design/Build Construction of a Close Quarters Battle (CQB) Training Facility, Camp Erawan, Thailand; the project consists of the construction for the US Navy of a two-story shoot house for military training; awarded May, 2009, completed January 21, 2010.

•         Construction of seven (7) new barracks, wash facilities, food-preparation facilities and dining facilities, along with the repair of existing, and construction of additional roads, sidewalks, wells, lighting and electrical distribution, for the US Navy's GPOI Training Facilities, Kampong Spoe, Cambodia; awarded August 2009, completed April 29, 2010.

•         Blank Purchase Agreements for heavy equipment and adviser and troop transportation, in support of the 2010 US Army  “Angkor Sentinel” exercise in Cambodia, part of the Global Peace Operations Initiative, which aims to train, and where appropriate equip, 75,000 Peacekeepers worldwide; commenced August 2010,  ongoing for one year.

•         Design/build contract for the US Navy’s Lido Phase II Project in Indonesia consisting of designing and building a two storey barrack, dining facilities, a mess hall, a kitchen, roads, parking areas, and site utilities; awarded Sept 29, 2010.

Winning and completing these contracts has established our ability to successfully work with the US military in the execution of construction contracts. We intend to expand from this base and aggressively pursue other opportunities in this sector.

US Diplomatic Construction

The US State Department’s Bureau of Overseas Buildings Operations (OBO) is responsible for building and maintaining US embassies and other diplomatic facilities around the world, and for improving and enhancing their security and effectiveness. Since 2001, OBO has completed 69 new diplomatic facilities. The Bureau currently has over 35 major projects in design or construction, with large numbers of smaller projects in almost every region of the world. President Obama’s 2010 budget, fulfilling promises to re-emphasize diplomacy, increases DoS funding for diplomatic operations by $8.227 billion. DoS is expected to hire up to 700 new foreign service personnel. A substantial increase in facilities spending is also expected. Much of this increase will target less developed countries where the Company has the ability to effectively compete for contracts and subcontracts.

Diplomatic facilities require extremely sophisticated building and planning techniques to assure both efficiency and security. They also require detailed knowledge of local environments and practices. Our key managers have extensive experience with DoS construction and security, and we are well positioned to offer OBO prime contractors a compelling package of high-standard engineering expertise and extensive experience and contact networks in the difficult environments where diplomatic construction is typically carried out. We believe that diplomatic construction offers high potential for future contracts, and is actively pursuing several opportunities in this niche.

Humanitarian and Development Aid

Another priority of the current administration is a renewed emphasis on development and humanitarian aid. The administration is seeking a sharp increase in aid, from $1.5 billion in 2009 to $2.73 billion in 2010. The US Agency for International Development will receive $1.39 billion, exceeding the 2009 level by $330 million. The Millennium Challenge Corp. will get $1.105 billion or $230 million more than in 2009. The proposed budget also includes increases of more than 10 percent for international disaster assistance (from $350 million to $880 million) and other humanitarian activities, such as de-mining programs and aid for refugees overseas.

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

Non-US Government Contracts

While US government work remains our priority, we still perform work for other clients, notably our contracts with the government of Ras al Khaimah in the UAE and a private residential construction contract in Jom Tien, Thailand. While economic stresses have reduced the number of such projects available for bidding, we remain alert for opportunities in this field and will continue to bid on contracts appropriate to our capacities and geographic focus.

Prefabricated Housing

We are a distributor for several types of highly portable and economical prefabricated structures manufactured in China and Thailand. These structures are ideal for use as residence and offices space on project sites, and are also a useful solution for disaster relief situations and other environments requiring the rapid deployment of low-cost housing and other structures. A typical case where rapidly deployable low-cost housing is required is that of Angola, where as many as five million people – one third of the population – is now living in informal and unserviced shanty towns around the capital. Citing the potential for social unrest stemming from these neighborhoods, the oil-rich Angolan Government has announced a $50 billion program aimed at providing one million homes within four years, assisted by a $400 million loan from the United States. Given Angola’s dependence on imported construction materials and the limited supply of skilled labor, it will be very difficult to meet this target without large-scale deployment of prefabricated structures. We have presented quotations to agencies handling the housing program, and are actively pursuing this and similar opportunities in areas with severe housing shortages.

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

Project Selection

The number of projects available for bidding within our target range is enormous. The challenge facing the Company is not finding suitable projects to bid on, but rather selecting the opportunities that will be profitable and will align with our business development plan without exposing the Company to unnecessary risks. We use numerous resources to review current and future US government budgets and other market indicators. This information is used to determine which clients, regions, sectors, or countries have the best potential for sustainable growth and profitability.  Our most reliable source of information on project opportunities is our frequent meetings and robust relationships with existing clients. These efforts allow us to learn of upcoming opportunities, their challenges, concerns, and requirements for successful execution.

6

We collect, review, and track opportunities via our global interactive data lists. This list is integrated with our current business development plan, available resources, and regional partners to select the target projects.  The list ranks opportunities in order of prior, execute ability, potential risk, and sustainable growth per fiscal quarter and year. We develop a capture plan for each opportunity that outlines the opportunity, key for success, competition, and strengths and weaknesses.  Upon finalization of the capture plans, project teams initiate advance, developing as much information as possible on the project, risks, and keys for success. This approach assists in the request for proposal or tender phase since the majority of risk mitigation, technical and price approach have been pre-determined, allowing project teams and estimators to focus their efforts on best value, the best possible proposal, and profitability. As each project is executed, information about future opportunities, clients, and services is added to interactive data list for updating and review

Competition

The civil engineering and project management industries are, on a worldwide scale, highly competitive. Our principal competitive advantages are:

•         International standard technical expertise;

•         A low-cost structure enabling us to bid lower than competitors without compromising margins;

•         Service delivery, including the ability to deliver personnel, processes, systems and technology on an “as needed, where needed, when needed” basis with the required local content and presence;

•         Highest standard health, safety, and environmental practices;

•         Technological sophistication; and

•         Extensive experience in developing nations and high-risk environments.

We compete for both government contracts, with very specific and rigorous bidding procedures, and for contracts with private entities where networks and personal contacts play a critical role. The Company’s senior staff members have extensive experience both in government and in the private sector in these markets, and we believe that we are able to meet all criteria to win jobs in both categories.

The Company’s business strategy is designed to place it in a niche with limited competition. We bid primarily on projects too small to attract the attention of major multinational firms, and in many cases these firms are potential clients, as we actively pursue subcontracts on their large, complex jobs.

We cannot guarantee that this strategy will be fully successful. We may at times bid against competitors that have greater financial and other resources and better access to capital than we do, which may enable them to compete more effectively for large-scale project awards. The companies competing in the markets that we serve include but are not limited to AMEC, Bechtel Corporation, CH2M Hill Companies Ltd., Chicago Bridge and Iron Co., N.V., Chiyoda, DynCorp, Fluor Corporation, Foster Wheeler Ltd., Jacobs Engineering Group, Inc., Shaw Group, Inc., Technip, URS Corporation, and Worley Parsons Ltd., all of which are much larger and have more operational experience than the Company. In addition, in some markets, particularly the UAE, Qatar, and Thailand, we compete against a large number of international and local engineering firms.

Contracts

Our contracts can be broadly categorized as either cost-reimbursable or fixed-price, the latter sometimes being referred to as lump-sum. Some contracts can involve both fixed-price and cost-reimbursable elements.

Fixed-price contracts are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us because they require us to predetermine both the quantities of work to be performed and the costs associated with executing the work. Although fixed-price contracts involve greater risk than cost-reimbursable contracts, they also are potentially more profitable since the owner/customer pays a premium to transfer more project risk to us.

Cost-reimbursable contracts include contracts where the price is variable based upon our actual costs incurred for time and materials, or for variable quantities of work priced at defined unit rates, including reimbursable labor hour contracts. Profit on cost-reimbursable contracts may be based upon a percentage of costs incurred and/or a fixed amount. Cost reimbursable contracts are generally less risky than fixed-price contracts because the owner/customer retains many of the project risks.

Insurance

All of the Company’s operations carry “All Risks Insurance”, the costs of which are passed on to clients within bid proposals. This insurance is mandatory and any competing bidders will also pass on similar costs. For instance, Intelspec International, LLC, had a Thai insurance policy for our CQB project. The policy provided coverage of $600,000 for material damage and $400,000 for 3rd party liability.

Markets

The Company has the capacity to execute projects within its target criteria almost anywhere in the world.  The Company has, however, focused its activities in markets where we have regional contact networks, where there are large numbers of available contracts, and where risks are manageable.

Southeast Asia

Southeast Asia has emerged as a major source of contracts.  We are currently working on US military contacts in Cambodia and Indonesia, and have recently completed US military contracts in Thailand and Cambodia.

Southeast Asia provides an ideal working environment for the Company.  There is a substantial US military presence in the area, but it is relatively dispersed and focused on training, disaster relief, support for local forces and civic assistance projects.  These activities provide numerous contract opportunities in our target range.  There is substantial diplomatic construction planned in the area.  There are enough underdeveloped areas to draw substantial development and relief aid spending, but the region as a whole is economically dynamic enough to generate substantial private contraction opportunities.  The region enjoys a relatively high degree of political stability and presents a very manageable risk picture.

Indonesia and East Timor, along with Malaysia, Papua New Guinea, and the southern Philippines are active with new US government funded building projects and private sector projects, including infrastructure, oil & gas, and mining projects. These markets are determined to be relatively open to new qualified bidders relative to other project markets in Southeast Asia and the Pacific Rim.

The Company has bid on several projects in this region and is investigating other bid opportunities.  Our demonstrated capacity to perform work in this region, our current projects in Cambodia and Indonesia, and our physical presence in Thailand provide a solid base for regional expansion, and we believe that Southeast Asia will be a major source of projects for us for years to come.

8

The Middle East

The Company was formed largely to exploit the booming project market of the Middle East, particularly the Arabian Gulf region.  The impact of the recent economic slowdown led the Company to prioritize US Government contracts over the primarily private contract opportunities in the Gulf region, which suffered a severe slowdown.  The region is now making a significant comeback, driven by sustained high oil prices, which have provided substantial revenues and enabled both governments and private entities to resume spending, primarily on basic infrastructure and expanded oil & gas production.  The general prosperity of the region offers limited scope for development aid contracting, but US military spending on facilities is substantial, with ongoing construction and extensive proposed work in Oman, Qatar, and Kuwait.  There is also substantial diplomatic construction ongoing and proposed, and the strategic significance of this region is likely to generate continued US government spending.  Private construction is rapidly recovering and offers large numbers of contract opportunities.

The Company an ongoing contract with the government of Ras Al Khaimah in the United Arab Emirates, and is actively evaluating opportunities for further work.  Competition for contracting work in this area is particularly intense, as large numbers of companies established a presence here during the building boom of 2005-2008, but the Company believes that careful selection of project opportunities and effective cost management will enable it to offer very competitive bids and to win contracts.

Iraq and Afghanistan

Iraq and Afghanistan are primary theaters for US military and diplomatic engagement, with enormous sums being spent on military and diplomatic facilities and on development and humanitarian aid.  While some areas in these countries, particularly Afghanistan, are still seeing active combat and represent excessive security risks, there are also substantial areas that are peaceful, and where extensive projects are being carried out.  The Company’s key personnel have extensive working experience in Iraq and Afghanistan, and the Company has the capacity to perform a wide range of work in these environments.  Much of the US Government contract work in these areas is dominated by major multinational firms, but the execution of these projects is generally broken down into large numbers of subcontracts, many of which fall within our target criteria.  We are actively evaluating project opportunities in these markets

Africa

Africa has emerged as a major focus of US military and diplomatic efforts, both those aimed at countering Islamic radicalism and those aimed at alleviating poverty and supporting development.  While many areas of Africa present substantial security risks, there are areas where profitable operation is very much possible for us.  We are investigating and evaluating bid opportunities in Djibouti, where extensive US military construction is ongoing at Camp Lemonier, the largest US facility on the continent, and in Angola, where rapidly expanding investment in oil & gas, mining, timber, and government-supported housing is generating substantial contract opportunities.

Patents, Trademarks, Licenses, Franchises,

Concessions, Royalty Agreements and Labor Contracts

We currently have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. However, all of the Company’s bid packages contain proprietary information related to the Company and the project. We depend on our ability to develop and maintain the proprietary aspects of our bids to distinguish them from our competitors’ bids. To protect this information, we rely primarily on a combination of confidentiality procedures. One method is requiring employees and consultants to execute confidentiality agreements upon the commencement of their relationship with us. These agreements provide that confidential information developed or made known during the course of a relationship with us must be kept confidential and not disclosed to third parties except in specific circumstances and for the assignment to us of intellectual property rights developed within the scope of the employment relationship.

Governmental and Environmental Regulation

Health and Safety

We are subject to numerous health and safety laws and regulations imposed by the governments controlling the jurisdictions in which we operate and by or clients and project financiers. These regulations are frequently changing, and it is impossible to predict the effect of such laws and regulations on us in the future. We actively seek to maintain a safe, healthy and environmentally friendly work place for all of our employees and those who work with us. However, we provide some of our services in high-risk locations and as a result we may incur substantial costs to maintain the safety of our personnel. All of our operations and personnel are covered by comprehensive “all risk” insurance, the costs of which are included in our contracts.

Office of Foreign Assets Control

The Office of Foreign Assets Control ("OFAC") of the US Department of the Treasury administers and enforces economic and trade sanctions based on US foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States. OFAC acts under Presidential national emergency powers, as well as authority granted by specific legislation, to impose controls on transactions and freeze assets under US jurisdiction. Since the Company is a US corporation, it is bound to the regulations of OFAC. Although we have never contracted nor made any effort to contract with countries which OFAC has identified as state sponsors of terrorism, the possibility exists that certain OFAC sanctioning methods could be employed against certain of our operations.

Mining

Power Track and its subcontractor are subject to rules imposed by the Environmental and Health Department of Ras Al Khaimah regarding the emissions and control of dust in mining operations. We have engaged a consultant to assist us with the permitting process to ensure that Power Track and its subcontractor are in full compliance with all applicable rules and laws. Nonetheless, Power Track and its subcontractor face significant compliance costs, and operations could be shut down at any time if the controls required by local regulations are deemed insufficient. Unrelated to regulations, Power Track operations have been put on hold in the near term.

Environmental Regulation

The countries where we do business often have numerous environmental regulatory requirements by which we must abide in the normal course of our operations. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations.

Climate Change Legislation and Greenhouse Gas Regulation

Many studies over the past couple decades have indicated that emissions of certain gases contribute to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to the United Nations Framework Convention on Climate Change, and the “Kyoto Protocol.” Although the United States did not adopt the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. Additionally, the United States Supreme Court has ruled, in Massachusetts, et al. v. EPA , that the EPA abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources. As a result of the Supreme Court decision the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. Finally, acts of Congress, particularly those such as the “American Clean Energy and Security Act of 2009” approved by the United States House of Representatives, as well as the decisions of lower courts, large numbers of states, and foreign governments could widely affect climate change regulation. Greenhouse gas legislation and regulation could have a material adverse effect on our business, financial condition, and results of operations.

Employees

We have two full-time employees, one of which is in each of Virginia and Thailand and a part time consultant. We believe we have a good working relationship with our employees, which are not represented by a collective bargaining organization. We also use third party consultants to assist in the completion of various projects; third parties are instrumental to keep the development of projects on time and on budget. Our management expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at www.sec.gov.

ITEM 1A.       RISK FACTORS

RISK FACTORS RELATING TO OUR BUSINESS

Our scope of our business is currently limited to small and mid-sized private and government contracts.

The Company is a global engineering and project management service provider; however a substantial economic slowdown in these markets has led the Company to focus primarily on US government contracts and subcontracts.  If we cannot continue to attain new government contracts and/or new subcontracts from some larger engineering contractors, our business could be adversely affected. Furthermore, if the demand engineering and project management continues to slowdown within our market, the Company could be adversely affected.

From time to time we may be required to suspend services to commercial and private customers to meet the priority demands of governmental military contractors, which may adversely impact our marketing to commercial and private customers.

The priority needs of governmental military contractors may require that we suspend services to some or all of our contracts from the commercial and private sector.  The size and level of priority of services from governmental agencies are irregular and unpredictable, and from time to time in the past, we have had to delay fulfilling contracts from our commercial and private customers until priority governmental contracts have been fulfilled. This may damage our reputation among the commercial and private sector and potential future contracts and, in turn, adversely impact our marketing to such customers and potential customers in the commercial sector.

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business.

Due to the specialized nature of our businesses, our future performance is highly dependent upon the continued services of our key engineering personnel and executive officers, the development of additional management personnel, and the recruitment and retention of new qualified engineering, manufacturing, marketing, sales, and management personnel for our operations. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel.  In addition, key personnel may be required to receive security clearances and substantial training in order to work on government sponsored programs or perform related tasks.  The loss of key employees, our inability to attract new qualified employees or adequately train employees, or the delay in hiring key personnel could impair our ability to prepare bids for new projects, fill orders, or develop new products.

Our activities are affected by the level of US defense spending, and a reduction in current defense budget expenditures or changing governmental priorities could significantly reduce sales under governmental contracts.

Our revenues from the US government largely result from contracts awarded by military purchasers under various defense programs. The funding of defense programs is subject to the overall US governmental budget and appropriation decisions and processes, and our programs must compete for funding with nondefense programs and other defense programs in which we are not involved. US governmental budget decisions, including defense spending, are based on changing governmental priorities and objectives, which are driven by numerous factors, including national and international geopolitical events and economic conditions, and are beyond our control.  In recent years, the overall level of US defense spending has increased for numerous reasons, including increases in funding of operations in Iraq and Afghanistan and the US Department of Defense’s military transformation initiatives. We cannot assure that US defense spending will continue to grow, particularly in view of the recent changes in the controlling political party in Congress. Significant changes to US defense spending could have long-term consequences for the market of our services. In addition, as a result of changing governmental priorities and requirements, defense spending could shift away from the current importance of military force and facility construction into new areas, and the timing of funding of force and facility construction could change.  Shifts or reductions in defense spending or changes in timing could result in the reduction or elimination of, or the delay in, funding of one or more of our defense programs, which could negatively impact our results of operations and financial condition.

A large scope of our business is governed by US governmental contracts, which are subject to continued appropriations by Congress and termination.

We supply engineering and project management either directly or as a subcontractor for various US governmental civilian and military programs, all of which are generally subject to congressional appropriations.  Congress generally appropriates funds on a fiscal year basis even though a program may extend for several years.  Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations.  US governmental contracts and subcontracts under a program are subject to termination or adjustment if appropriations for such program are not available or change.  In addition, US governmental contracts generally contain provisions permitting partial or total termination, without prior notice, at the US government’s convenience as well as termination for default based on performance.  Upon termination for convenience, we generally will be entitled to compensation only for services rendered and commitments completed at the time of termination.  A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders.

Our financial performance is highly dependent on our procurement, performance, and payment under our US governmental contracts.  The termination of one or more large contracts, whether due to lack of funding, for convenience, or otherwise, could materially adversely affect our business.  In such an event, our losses would likely increase as we would continue to incur operating costs as we sought to procure new US government contracts to offset the revenues lost as a result of any termination of our contracts.  Among the factors that could materially adversely affect our federal governmental contracting business are:

•         budgetary constraints affecting federal government spending generally, or defense and intelligence spending in particular, and annual changes in fiscal policies or available funding;

•         changes in federal governmental programs, priorities, procurement policies, or requirements;

•         new legislation, regulations, or governmental union pressures on the nature and amount of services the government may obtain from private contractors;

•         federal governmental shutdowns (such as during the government’s 1996 fiscal year) and other potential delays in the governmental appropriations process; and

•         delays in the payment of our invoices by governmental payment offices due to problems with, or upgrades to, governmental information systems, or for other reasons.

These or other factors could cause federal governmental agencies, or prime contractors when we are acting as a subcontractor, to reduce their purchases under contracts, to exercise their right to terminate contracts, or to not exercise options to renew contracts, any of which could reduce sales, including our sales backlog, while costs continued as are sought to develop sales have a materially adverse effect on our business, financial condition, and results of operations.

We enter into fixed-price contracts that could subject us to losses in the event that we have cost overruns.

Many of our contracts are entered into on a fixed-price basis.  This allows us to benefit from cost savings, but we carry the financial risk of cost overruns. If our initial estimates on project completion are incorrect, we can lose money on these contracts.  In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, then we may not realize their full benefits.  Lower earnings caused by cost overruns and cost controls would reduce or eliminate the gross margins under our contracts.

We could be suspended or debarred from contracting with the federal government.

We could be suspended or debarred from contracting with the federal government generally or any significant agency in the intelligence community or Department of Defense for, among other things, actions or omissions that are deemed by the government to be so serious or compelling that they affect our contractual responsibilities.  For example, we could be debarred for committing a fraud or criminal offense in connection with obtaining, attempting to obtain, or performing a contract or for embezzlement, fraud, forgery, falsification, or other causes identified in applicable federal acquisition regulations. In addition, our reputation or relationship with the governmental agencies could be impaired. If we were suspended or debarred, or if our relationship or reputation were impaired, our sales opportunities and revenues would be reduced and our operating loss would increase.

International and political events may adversely affect our operations.

Our revenue is derived entirely from non-United States operations, which exposes us to risks inherent in doing business in each of the countries in which we transact business. The occurrence of any of the risks described below could have a material adverse effect on our results of operations and financial condition.

Operations in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

•         expropriation and nationalization of our assets in that country;

•         political and economic instability;

•         civil unrest, acts of terrorism, force majeure, war, or other armed conflict;

•         natural disasters, including those related to earthquakes and flooding;

•         inflation;

•         currency fluctuations, devaluations, and conversion restrictions;

•         confiscatory taxation or other adverse tax policies;

•         governmental activities that limit or disrupt markets, restrict payments, or limit the movement of funds;

•         governmental activities that may result in the deprivation of contract rights; and

•         governmental activities that may result in the inability to obtain or retain licenses required for operation.

Due to the unsettled political conditions in many oil-producing countries and countries in which we provide governmental logistical support, our revenue and profits are subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions.

We work in international locations where there are high security risks, which could result in harm to our employees and contractors or substantial costs.

Some of our services are performed in high-risk locations where the country or location is suffering from political, social or economic issues, or war or civil unrest. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk, and we have in the past and may in the future suffer the loss of employees and contractors.

We are subject to significant foreign exchange and currency risks that could adversely affect our operations and our ability to reinvest earnings from operations, and our ability to limit our foreign exchange risk through hedging transactions may be limited.

A sizable portion of our consolidated revenue and consolidated operating expenses are in foreign currencies. As a result, we are subject to significant risks, including:

•         foreign exchange risks resulting from changes in foreign exchange rates and the implementation of exchange controls; and

•         limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries.

In particular, we conduct business in countries that have non-traded or “soft” currencies which, because of their restricted or limited trading markets, may be difficult to exchange for “hard” currencies. The national governments in some of these countries are often able to establish the exchange rates for the local currency. As a result, it may not be possible for us to engage in hedging transactions to mitigate the risks associated with fluctuations of the particular currency. We are often required to pay all or a portion of our costs associated with a project in the local soft currency. As a result, we generally attempt to negotiate contract terms with our customer, who is often affiliated with the local government, to provide that we are paid in the local currency in amounts that match our local expenses. If we are unable to match our costs with matching revenue in the local currency, we would be exposed to the risk of an adverse change in currency exchange rates.

15

RISKS RELATING TO THE COMMON STOCK

The Company’s stock price may be volatile.

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond the Company’s control, including the following:

•         services by the Company or its competitors;

•         additions or departures of key personnel;

•         the Company’s ability to execute its business plan;

•         operating results that fall below expectations;

•         loss of any strategic relationship;

•         industry developments;

•         economic and other external factors; and

•         period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the Commission’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our common stock.

We incur significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses may continue to negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as discussed in the following risk factor, has substantially increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly.

Our internal controls over financial reporting are not considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. For the current period ending June 30, 2010, we are unable to assert that our internal controls are effective. Accordingly, our shareholders could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

The Company’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

The Company’s common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

The elimination of monetary liability against the Company’s directors, officers and employees under Nevada law and the existence of indemnification rights to the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors, officers and employees.

The Company’s certificate of incorporation contains a specific provision that eliminates the liability of directors for monetary damages to the Company and the Company’s stockholders; further, the Company is prepared to give such indemnification to its directors and officers to the extent provided by Nevada law. The Company may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

During the year ended June 30, 2010, our principal executive office was located in approximately 100 square feet of space at 13800 Coppermine Road, 2nd Floor, Herndon, Virginia 20171, rented from an unrelated party under a lease expiring in May 2011 at a monthly rental of $249, subject to 0% annual increases, with an option to extend. Our telephone number is 202-579-9472 and our facsimile number is 202-478-0909. During the year ended June 30, 2010, we also maintained office space of approximately 1000 square feet and approximately 10,000 square foot workshop and related buildings in Chonburi, Thailand rented from an unrelated party at a yearly rental of $10,000, prepaid through December 2012, from which we control our projects in Thailand and Cambodia.

Our belief is that the space described is adequate for our immediate needs though additional space may be required at some future time as we seek to expand our operations. Should we require additional space, we do not foresee any significant difficulties in obtaining such space.

We do not presently own any real property.

ITEM 3.          LEGAL PROCEEDINGS

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority (FINRA), under the symbol “IDVC.OB”. Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each of the quarters listed below are as follows:

High and Low Bid Prices Since Quotation on the OTCBB
Year	Quarter Ended	High	Low
2010	June 30	$2.50	$0.50*
	March 31	$1.25	$1.06
2009	December 31	$1.06	$1.06
	September 30	$2.00	$1.00
	June 30	$2.00	$2.00
	March 31	$2.00	$2.00
2008	December 31	$2.00	$2.00
	September 30	$2.00	$0.01

*   This price reflects the six for one forward split effected on June 11, 2010.

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of October 11, 2010, the Company has 298 shareholders of record holding a total of 120,000,000 shares of fully paid and non-assessable common stock of the 500,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders since shares of our outstanding common stock are held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

The Company has not authorized shares of preferred stock.

Warrants

The Company had no warrants to purchase shares of stock as of June 30, 2010.

Stock Options

The Company had no stock options to purchase shares of stock as of June 30, 2010.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the near future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors.  There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Securities Authorized For Issuance under Equity Compensation Plans

The Company has entered into an agreement with its chief executive officer that provides for a three-year term, effective August 5, 2008, that includes a monthly fee and participation in a stock option plan. However, we do not have a stock option plan at this time.

Convertible Securities

The Company had no securities convertible into the shares of its stock as of June 30, 2010.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

The Company has not repurchased any shares of its common stock during the fiscal year ended June 30, 2010.

Transfer Agent and Registrar

The contact information for our transfer agent is as follows:

Wall Street Transfer Agents Inc.
Suite 202, 15388 24th Avenue

Surrey, B.C. Canada

V4A 2J2

Telephone: 604-542-7440
Fax: 604-465-7485

ITEM 6.          SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is June 30.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

RESULTS OF OPERATION

For the twelve month period ended June 30, 2010, the Company (i) was awarded a contract to construct the US Navy’s GPOI Training Facilities in Kampong Spoe, Cambodia, (ii) was awarded a contract to construct the US Navy’s Close Quarters Battle Training Facility at Camp Erawan, Thailand, (iii) put its quarry operations in the UAE through Power Track’s subcontractor on hold, (iv) sought and began bids for additional projects.

Subsequent to the period, on September 29, 2010, the Company was awarded a design/build contract for the US Navy’s Lido Phase II Project in Indonesia consisting of designing and building a two storey barrack, dining facilities, a mess hall, a kitchen, roads, parking areas, and site utilities.

Net Revenues

Net revenues for the year ended June 30, 2010, increased to $3,007,737 from $1,216,088 for the year ended June 30, 2009, an increase of 147%. The increase in revenue was the result of the realization of project management revenues and the increase of equipment rentals revenues from Power Track’s subcontractor. Revenue increases were partially offset by a decrease in contract income derived from our projects in Thailand. The Company has determined that it is in its best interests to focus its efforts over the next twelve months away from quarry operations in the UAE. While we will not be receiving revenues from our quarry operations in the near term, all assets in that project are still of value and the project can be resumed when we decide to do so. Nevertheless, we expect net revenues to continue to increase as we pursue additional project management contracts.

Gross Profit

Gross profit for the year ended June 30, 2010, decreased to $329,601 from $441,207 for the year ended June 30, 2009, a decrease of 25%. The decrease is due to an increase in cost of goods sold to $2,678,136 from $775,881.

Operating Expenses

Operating expenses for the twelve month period ended June 30, 2010, decreased to $608,494 from $1,021,747 for the period ended June 30, 2009, a decrease of 40%. This is due primarily to a decrease in general, selling and administrative expenses over the comparative periods to $275,729 from $674,425, much of which decrease was due to Power Track subcontracting out quarry operations. Salaries and wages decreased to $276,692 from $286,167 over the comparative periods. Depreciation and amortization expenses for the annual periods ended June 30, 2010 and 2009 were $56,074 and $61,155, respectively. We anticipate that operating expenses will increase in future periods as we expand operations.

Other Income/Expense

Other Income/Expense for the twelve month period ended June 30, 2010, transitioned to an income of $103,585 from an expense of $114,880 for the period ended June 30, 2009.

Net Loss

Net loss for the year ended June 30, 2010, was $175,309 as compared to a net loss of $695,421 for the year ended June 30, 2009. The decrease in net loss is due to a decrease in losses from operations and other income over the comparative periods. While we are confident that we will realize net income in future periods, there can be no assurance that such expectation will be realized even if we are successful in procuring additional project management contracts.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As of June 30, 2010, the Company had a working capital deficit of $29,704. The Company’s current assets were $3,261,220 consisting of cash, receivables, inventories (mainly processed limestone for sale through Power Track), prepaid expenses and other current assets, and total assets of $6,247,561 consisting of current assets as well as fixed assets including crushing and mobile earthmoving equipment, a mobile labor camp, trucks and generators, and compressors for use in Power Track’s mining operations. As of June 30, 2010, the Company had current and total liabilities of $3,290,924 consisting of notes payable, accounts payable and accrued expenses. Stockholders equity in the Company was $2,956,637 as of June 30, 2010.

Cash flows provided by operating activities for the year ending June 30, 2010, were $623,595 compared to cash flows used in operating activities of $984,606 for the year ending June 30, 2009. The realization of cash flow provided by operating activities over the comparative periods was primarily due to the decrease of net loss in the current period and changes in operating assets and liabilities over the comparable periods including a decrease in accounts receivable and increases in notes payable, accounts payable, and accrued liabilities.

Cash flows used in investing activities for the year ending June 30, 2010, were $1,165,652 compared to cash flows provided by investing activities of $340,749 for the year ending June 30, 2010. The transition to cash flow used in investing activities over the comparative periods was primarily due to the purchase of a crushing plant and related equipment for Power Track’s mining project in the current period.

Cash flows provided by financing activities for the year ending June 30, 2010, were $471,831 compared to $753,039 for the year ending June 30, 2010. The cash flow provided by financing activities in both periods was from common stock issued for cash.

Cash Requirements

The Company’s cash on hand as of June 30, 2010, was $55,939, with current assets totaling $3,261,220. We may not have sufficient cash on hand to pay the costs of our operations as projected for the next twelve (12) months or less or to fund our operations for that same period of time. We may require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

Any additional Company growth may require additional cash infusions. We may face expenses or other circumstances such that we will have additional financing requirements. In such event, the amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, research and development expenses, and capital expenditures. Given the number of programs that we have ongoing and not complete, it is not possible to predict the extent or cost of these additional financing requirements.

Notwithstanding the numerous factors that our cash requirements depend on, and the uncertainties associated with each of the major revenue opportunities that we have, we believe that our plan of operation can build long-term value if we are able to demonstrate clear progress toward our objectives. Progress in the development of our business plan will likely lend credibility to our plan to achieve profitability. The failure to secure any necessary outside funding could have an adverse affect on our development and results therefrom and a corresponding negative impact on shareholder liquidity.

Future Company Financings

We may continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Company Reporting Obligations

The Company does not anticipate any contingency upon which it would voluntarily cease filing reports with the Commission. It is in the compelling interest of the Company to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties.

23

We do not expect to pay cash dividends in the foreseeable future.

We have no defined benefit plan though Intelspec has entered into an agreement with our chief executive officer that provides for a monthly fee over a three-year term, effective August 5, 2008, and participation in a stock option plan. Infrastructure has no stock option plan at this time.

We have no current plans for any significant purchase or sale of any plant or equipment.

We have no current plans to make any changes in the number of employees.

PLAN OF OPERATION AND FUNDING

Existing working capital, cash flow from operations, further advances from the bank, as well as debt instruments or stock subscriptions are expected to be adequate to fund our operations over the next twelve months.

In connection with our business plan, management anticipates that administrative expenses will increase over the next twelve months. Additional issuances of equity or convertible debt securities may be required which will result in dilution to our current shareholders. Furthermore, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

INTEREST RATES

Interest rates are generally controlled. The majority of our debt is owed to a related party which does not bear interest so fluctuations in interest rates do not impact our result of operations at this time. However, we may need to increase our reliance on bank financing or other debt instruments in the future in which case fluctuations in interest rates could have a negative impact on our results of operations.

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The statements contained in the section titled Results of Operations and Description of Business , with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward-looking statements made in this current report. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•         our anticipated financial performance;

•         the sufficiency of existing capital resources;

•         our ability to fund cash requirements for future operations;

•         uncertainties related to the growth of our business and the acceptance of our services;

•         our ability to achieve and maintain an adequate customer base to generate sufficient revenues to maintain and expand operations;

•         the volatility of the stock market; and

•         general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

RECENT ACCOUNTING PRONOUNCEMENTS

Please see Note 9 to our consolidated financial statements for recent accounting pronouncements.

STOCK-BASED COMPENSATION

We have adopted Accounting Standards Codification Topic (“ASC”) 718, formerly SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended June 30, 2010 and 2009 are attached hereto as F-1 through F-11.

INFRASTRUCTURE DEVELOPMENTS CORP.

June 30, 2010 and June 30, 2009

INDEX

                                                                                                                                 Page

Report of Independent Registered Public Accounting Firm                        F-2

Consolidated Balance Sheets                                                                   F-3

Consolidated Statements of Operations                                                     F-4

Consolidated Statement of Stockholders’ Equity (Deficit)                           F-5

Consolidated Statements of Cash Flows                                                    F-6

Notes to Consolidated Financial Statements                                               F-7

Kostandinos Jerry Georgatos

Certified Public Accountants

29042 Hillview St, Hayward, CA 94544

Phone: 510-274-5471

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Infrastructure Developments Corp.

We have audited the accompanying balance sheet of Infrastructure Developments Corp. as of June 30, 2010 and 2009, and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infrastructure Developments Corp. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kostandinos Jerry Georgatos

Hayward, California

October 12, 2010

Infrastructure Developments Corp.
Consolidated Balance Sheets

ASSETS	As of June 30, 2010	As of June 30, 2009

CURRENT ASSETS

Cash	$ 55,939	$ 126,164
Receivables, net	577,471	818,271
Inventories	2,231,449	2,361,449
Prepaid expenses	177,391	109,212
Other current assets	218,971	55,035
Total current assets	3,261,220	3,470,131

FIXED ASSETS, Net	2,986,340	2,144,302

TOTAL ASSETS	$ 6,247,561	$ 5,614,433

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes Payable	$ 2,434,002	$ 2,327,557
Accounts payable	$ 598,379	$ 563,951
Accrued expenses	258,543	63,744
Total current liabilities	3,290,924	2,955,252

TOTAL LIABILITIES	3,290,924	2,955,252

STOCKHOLDERS' EQUITY

Common Stock
Authorized: 500,000,000 common shares with $0.001 par value
Issued: 120,000,000 (June 30, 2010)
84,000,000 (June 30, 2009)	30,379	14,000

Additional paid-in capital	5,946,396	5,235,273

Retained earnings	(3,020,138)	(2,590,092)

Total Stockholders' Equity	2,956,637	2,659,181

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 6,247,561	$ 5,614,433

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp.
Consolidated Statements of Operations

	Year Ended	Year Ended
	June 30, 2010	June 30, 2009
Net revenues:
Contract Income	$ 320,093	$ 788,658
Revenue from equipment rental	982,688	427,430
Project Management	1,704,956	-
Total net revenues	3,007,737	1,216,088

Cost of Goods Sold	2,678,136	774,881

Gross profit (Loss)	329,601	441,207
Operating expenses:
General, selling and administrative expenses	275,729	674,425
Salaries and wages	276,692	286,167
Depreciation and amortization expense	56,074	61,155

Total operating expenses	608,494	1,021,747

Income (loss) from operations	(278,893)	(580,540)
Other income (expense):
Interest expense	-	-
Other income (expense)	103,585	(114,880)

Total other income (expense)	103,585	(114,880)

Income (loss) before income tax	(175,309)	(695,421)

Provision for income taxes	-	-

Net Income (Loss)	$ (175,309)	$ (695,421)

Basic income (loss) per share	$ (0.01)	$ (0.05)

Fully diluted income (loss) per share	$ (0.01)	$ (0.05)

Basic weighted average number of shares outstanding	15,500,000	14,000,000

Fully diluted weighted average number of shares outstanding	15,500,000	14,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp.
Consolidated Statements of Stockholders' Equity

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, July 1, 2008	14,000,000	40,848	4,455,386	(1,894,671)	2,601,563

Common stock issued @ $0.40 per share for cash consideration	227,500	228	90,570		90,798
Common stock issued for services @ $0.40 per share	910,000	910	363,090		364,000
Common stock issued for services @ $0.4998 per share	202,000	202	100,753		100,955
Recapitalization of equity in reverse acquisition	(1,339,500)	(28,188)	225,474		197,286
Forward split (dividend) of common stock at 6 for 1 (effective June 11, 2010; adjustments)	70,000,000
Net Loss				(695,421)	(695,421)

Balance, June 30, 2009	84,000,000	14,000	5,235,273	(2,590,092)	2,659,181

Common stock issued @ $0.4975 per share for cash consideration	113,300	113	56,256		56,369
Common stock issued @ $0.40 per share for cash consideration	819,690	820	327,056		327,876
Recapitalization of equity in reverse acquisition	(932,990)	-			-
Acquisition of Intelspec	6,000,000	15,446	120,405	(254,737)	(118,886)
Forgiveness of debt by former parent			207,406		207,406
Forward split (dividend) of common stock at 6 for 1, effective June 11, 2010	30,000,000				-
Net Loss				(175,309)	(175,309)

Balance, June 30, 2010	120,000,000	30,379	5,946,396	(3,020,138)	2,956,637

The accompanying notes are an integral part of these financial statements.

Infrastructure Developments Corp.
Consolidated Statements of Cash Flows

	Year ended	Year ended
	June 30, 2010	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income ( loss)	$ (175,309)	$ (695,421)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	324,546	181,470
(Gain)Loss on disposition of assets	-	16,108
Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	240,800	(271,169)
Inventories	130,000	137,044
Prepaid expenses	(68,179)	42,693
Other current assets	(163,936)	(55,035)
Increase (decrease) in:
Notes payable	106,445	(21,692)
Accounts payable	34,427	(216,605)
Accrued liabilities	194,799	(102,001)

Net Cash Provided (Used) in Operating Activities	623,595	(984,606)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of Subsidiaries net of cash acquired	-	-
Purchase of property and equipment	(1,225,652)	(18,713)
Proceeds from sale of Fixed Assets	60,000	359,462

Net Cash Provided (Used) by Investing Activities	(1,165,652)	340,749

CASH FLOWS FROM FINANCING ACTIVITIES

Stock Subscription	383,312	753,039
Acquisition of business, net of cash acquired	88,519	-
Payment on debt	-	-

Net Cash Provided by Financing Activities	471,831	753,039

NET INCREASE IN CASH	(70,225)	109,183

CASH AT BEGINNING OF PERIOD	126,164	16,981

CASH AT END OF PERIOD	$ 55,939	$ 126,164

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

June 30, 2010 and 2009

NOTE 1 - ORGANIZATION AND HISTORY

Infrastructure Developments Corp. (the “Company”), formerly 1st Home Buy and Sell Ltd., was incorporated under the laws of the state of Nevada on August 10, 2006.  The Company changed its name to “Infrastructure Developments Corp.” on March 1, 2010.

The company will conduct its business through its wholly-owned subsidiaries focusing on project management in the Middle East, East Asia, and Oceania. The company aims to fill an underserved niche in the global project spectrum. It targets specialized projects and subcontracts that are too small to attract the attention of the giant multinational firms but which still require world class engineering expertise.

On April 14, 2010, the Company and Intelspec International Inc. (“Intelspec”), a Nevada corporation, engaged in engineering, construction, and project management executed a stock exchange agreement, whereby the Company agreed to acquire 100% of the issued and outstanding shares of Intelspec in exchange for 14,000,000 shares of the Company’s common stock. Because the owners of Intelspec became the principal shareholders of the company through the merger, Intelspec is considered the acquirer for accounting purposes and this merger is accounted for as a reverse acquisition or recapitalization of Intelspec.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a.       Principles of Consolidation

The consolidated financial statements herein include the operations of Intelspec from July 1, 2008 to April 14, 2010, and the consolidated operations of the Company and its wholly-owned subsidiaries (the company) from April 14, 2010 (date of reverse acquisition) to June 30, 2010. All intercompany transactions and balances have been eliminated in consolidation.

b.      Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents.

      c.  Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.

A trade receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual pay date.  Interest is not charged on trade receivables that are past due.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

June 30, 2010 and 2009

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

      d.  Inventory

Inventories consist of limestone Quarry Run/Feed Stock/Aggregate to be sold, stated at the lower of cost or market.  The cost is determined by specific identification method. Cost includes processing costs and other incidental expenses incurred in bringing inventories to their present location and condition. The Company records a reserve if the fair value of inventory is determined to be less than the cost.

e.       Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and  amortization on capital leases and property and equipment are determined using the straight line method over the estimated useful lives (usually ten years) of the assets or terms of the leases.    Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on the sale of property and equipment are reflected in operations.

         f.    Revenue Recognition

Revenues from Sales and services consist of revenues earned in the Company’s activity as Project  & Construction Equipment Management & Operations, sale of quarry run, aggregate, equipment rental income and misc. services provided.  All Sales/Service revenue is recognized when the sale/service is complete and the Company has determined that the sale/service proceeds are collectible.

     g. Stock Based Compensation

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

The Company issued no compensatory options to its employees during the year ended June 30, 2010 and 2009.

            h. Foreign Exchange

The Company’s reporting currency is the United States dollar. The Company’s functional currency is also the US Dollar. (“USD”) Transactions denominated in foreign currencies are translated into USD and recorded at the foreign exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies, which are stated at historical cost, are translated into USD at the foreign exchange rates prevailing at the balance sheet date. Realized and unrealized foreign exchange differences arising on translation are   recognized in the income statement.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

June 30, 2010 and 2009

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.        Advertising

The Company expenses the cost of advertising as incurred. For the year ended June 30, 2010 and  2009, advertising expenses totaled nil, and are included in direct costs and general and administrative expense in the accompanying statements of income.

            j. Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

k. Income per Common Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year.

            l. Impairment of Long-Lived Assets

The Company reviews long-lived assets such as property, equipment, investments and definite-lived intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  As required by Statement of Financial Accounting Standards No. 144, the Company uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining economic useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets.

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  In addition, depreciation of the asset ceases.  During the years ended June 30, 2010 and 2009, no impairment of long-lived assets was recorded.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

June 30, 2010 and 2009

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

            m. Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of receivables and notes receivable. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 3 – ESTIMATES

The preparation of financial statements in conformity with accounting principles generally   accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

NOTE 4 – SHORT-TERM NOTES PAYABLE AND LINES OF CREDIT

The Company has from time to time short-term borrowings from various unrelated and related entities.  These advances are non-interest bearing, unsecured and due upon demand. Because of the short-term nature of the notes the Company has not imputed an interest rate.

NOTE 5 – REVERSE ACQUISITION

On April 14, 2010, the Company, Intelspec and those shareholders of Intelspec holding a majority of its outstanding shares closed a transaction pursuant to that certain Share Exchange Agreement, whereby the Company is to acquire up to 100% of the outstanding shares of Intelspec’s common stock from the shareholders of Intelspec in exchange for an aggregate of 14,000,000 shares of its common stock. As a result of closing the transaction the former shareholders of Intelspec will hold approximately 70% of the Company’s issued and outstanding common stock. The shares of common stock of the Company issued pursuant to the Share Exchange Agreement were issued in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended.

NOTE 6 – LITIGATION

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business.  The Company is currently not aware of any such items, which it believes could have a material effect on its financial position.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

June 30, 2010 and 2009

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had payable to related parties totaling $2,434,002 as of June 30, 2010 and $2,327,557 as of June 30, 2009. The payables were non-interest bearing, unsecured and were due upon demand.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, investments, receivables, payables, and notes payable.  The carrying amount of cash, investments, receivables, and payables approximates fair value because of the short-term nature of these items.  The carrying amount of long-term notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, new accounting guidance was issued for the milestone method of revenue recognition. Under the new guidance, an entity can recognize revenue from consideration that is contingent upon achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This guidance is effective prospectively for milestones achieved in fiscal years, and interim period within those years, beginning on or after June 15, 2010. Early adoption is permitted, and if this update is adopted early in other than the first quarter of an entity’s fiscal year, then it must be applied retrospectively to the beginning of that fiscal year. The Company is currently assessing the impact of the adoption on its consolidated financial statements. The Company does not expect the new guidance to significantly impact its Condensed Consolidated Financial Statements.

NOTE 10 – STOCKHOLDERS' EQUITY

a.  Authorized

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

b. Issued and Outstanding

On June 11, 2010, the Company effected a 6-to-1 forward split of its 20,000,000 issued and outstanding common shares, resulting in 120,000,000 common shares on a post split basis. Shares and per share amounts have been retroactively restated to reflect the 6-for-1 forward stock split.

As of June 30, 2010, the Company had 120,000,000 shares of common stock issued and outstanding.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP).  Internal control over financial reporting includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under were:

  Inadequate segregation of duties consistent with control objectives.

The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of June 30, 2010.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that inadequate segregation of duties could result in a material misstatement in our financial statements in future periods.

The Company intends to remedy its material weaknesses by:

  Engaging an individual to serve as chief financial officer and principal accounting officer to segregate the duties of chief executive officer and chief financial officer.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting as management's report is not subject to attestation by the Company's registered public accounting firm.

Changes in Internal Controls over Financial Reporting

During the period ended June 30, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers. Our Board of Directors appoints our executive officers. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors. There are no family relationships among our directors, executive officers, or director nominees.

Name	Age	Position(s) and Office(s)
Thomas R. Morgan	50	President, CEO, Treasurer, CFO and Director
Shawn Teigen	38	Secretary and Director

Thomas R. Morgan – President, CEO, Treasurer, CFO, and Director

Tom Morgan has over 20 years of experience in major project management in multicultural environments. He is a specialist in high-threat area operations, with extensive experience in Afghanistan, Iraq, Africa, and other highly challenging environments. Mr. Morgan holds an Electrical Engineering degree from Pennsylvania State University. As a field engineer for the US State Department’s Diplomatic Communications Service he gained extensive experience in critical security situations; he has received law enforcement and counterterrorism training and has developed cutting edge communications networks for US diplomatic missions across the globe. From 1988 to 1998 he served as Director of Operations for the Radio Free Europe/Radio Liberty network, and most recently, he was Managing Director/Dubai for the Middle East Broadcasting Networks. Mr. Morgan has held responsibility for project budgets in excess of $50 million, and has achieved a remarkable record of efficient and innovative technical management in some of the most challenging environments on the planet.

Shawn Teigen – Secretary and Director

Shawn Teigen has been providing consulting services to early-stage businesses for the past 10 years.

He is the president of an oil and gas company with operations in Wyoming and Colorado. Mr. Teigen also serves on the board of directors of certain public-sector and non-profit organizations. He spent two years in Kazakhstan as a US Peace Corps volunteer. Mr. Teigen holds a Master of Public Policy and a BS in Management from the University of Utah.

Directors

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors. Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. At the present time, members of the board of directors are not compensated for their services to the board.

28

Compliance with Section 16(a) o f the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of the following persons or entities which, during the period ended June 30, 2010, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

  Steven Rogers failed to file Forms 4 and/or 5.
  World Wide Auctioneers Ltd., failed to file Forms 4 and/or 5.

Family Relationships

There are no family relationships between or among the directors or executive officers

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics

The Company has not adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company expects to adopt a Code of Ethics in the near future.

Board of Directors Committees

Audit Committee

The Company intends to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee

The Company intends to establish a compensation committee of the Board of Directors. The compensation committee would review and approve the Company’s salary and benefits policies, including compensation of executive officers.

Directors Compensation

Directors receive no compensation for their services as directors. We do not anticipate adopting a provision for compensating directors in the foreseeable future.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of our compensation program is to provide compensation for services rendered by our sole executive officer in the form of a salary. We utilize this form of compensation because we believe that it is adequate to both retain and motivate our executive officer. The amount we deem appropriate to compensate our executive officer is determined in accordance with other like corporations; we have no specific formula to determine compensatory amount at this time. We have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives. We may expand our compensation program to additional future employees and to include other compensatory elements.

Executive compensation for the year ended June 30, 2010 was 180,000 as compared to $165,000 for the year ended June 30, 2009. The increase in executive compensation in the comparative annual periods is attributable to our executive officer entering into an employment agreement (with Intelspec) on August 5, 2008; salary has been provided at a consistent monthly amount since that date. We anticipate that executive compensation will remain relatively consistent over the term of the three-year agreement.

30

Summary Compensation Table

The following table provides summary information for the years ended June 30, 2010 and 2009 concerning cash and non-cash compensation paid or accrued to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Executive’s Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Thomas R. Morgan (1) CEO,CFO, PAO and Director	2010 2009	180,000 165,000	- -	- -	- -	- -	- -	- -	180,000 165,000
Garry Unger(2) Former CEO,CFO and Director	2010 2009	- -	- -	- -	- -	- -	- -	- -	- -

1.     On April 14, 2010, Mr. Morgan consented to act as the President, Chief Executive Officer, Treasurer, Chief Financial Officer and a director of the Company. Mr. Morgan receives compensation of $15,000 per month pursuant to a three-year employment agreement with Intelspec made effective August 5, 2008.

2.     On April 14, 2010, the Company received the resignation of Mr. Unger as the Company's CEO, CFO, President, Treasurer, Secretary and its sole-director. During his tenure Mr. Unger received no compensation for his services to the Company.

We have entered into an agreement with our chief executive officer that provides for a three-year term, effective August 5, 2008, that includes a monthly fee and participation in a stock option plan. However, the Company currently has no option or stock award plan. The Company has no long-term incentive plan.

The Company has no plans that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement.

The Company has no agreement that provides for payment to our executive officer at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in our executive officer's responsibilities following a change in control.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 120,000,000 shares of common stock issued and outstanding as of October 11, 2010 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

31

Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership	Percentage of Beneficial Ownership
Directors and Officers
Thomas R. Morgan 13800 Coppermine Road, 2nd Floor, Herndon, VA 20171	774,312	0.64%
Shawn Teigen 163 Williams Ave., Salt Lake City, UT 84111	51,618	0.04%
All executive officers and directors as a group (two persons)	825,930	0.69%
Beneficial owners greater than 5%
Steven Rogers Villa 13, Granada 3, Complex Al Filayah, Ras Al Khaimah, UAE	14,221,974	11.85%
World Wide Auctioneers Ltd.(2) P.O. Box 17774, Jebel Ali Free Zone, Dubai, UAE	25,294,218	21.08%

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

2.       Mr. Eric Montandon, a resident of the United Arab Emirates, has voting and dispositive control over the shares of the Company held by World Wide Auctioneers Ltd. by virtue of being the Chief Executive Officer of World Wide Auctioneers Ltd.

Changes in Control

None.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us, except as follows:

•         During the year ended June 30, 2010, the Company paid its sole executive officer, Mr. Morgan, $180,000 pursuant to an employment agreement.

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not consider either of our directors to be independent.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Kostandinos Jerry Georgatos Certified Public Accountants (“Georgatos”) for professional services rendered for the past two fiscal years:

Fee Category	Fiscal 2010 Fees ($)	Fiscal 2009 Fees ($)
Audit Fees	10,000	10,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Georgatos in connection with statutory and regulatory filings or engagements.

Audit Committee Pre-Approval

The Company did not have a standing audit committee at the time its respective auditors were engaged. Therefore, all services provided to Georgatos, as detailed above, were pre-approved by the Company’s board of directors. Georgatos performed all work only with their permanent full time employees.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-11, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended June 30, 2010 and 2009:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 36 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infrastructure Developments Corp.	Date
/s/ Thomas Morgan By: Thomas Morgan Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	October 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Thomas Morgan Thomas Morgan Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	October 12, 2010

/s/ Shawn Teigen By: Shawn Teigen Director	October 12, 2010

INDEX TO EXHIBITS

Number          Description

3.1(a)*           Articles of Incorporation filed with the Nevada Secretary of State on August 10, 2006. Incorporated by reference as Exhibits to the Form SB-1 filed on May 11, 2007.

3.1(b)*           Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on April 23, 2007. Incorporated by reference to the Company’s Registration Statement on Form SB-1 filed with the Commission on May 11, 2007.

3.1(c)*            The Certificate of Amendment to the Company’s Articles of Incorporation was filed with the Secretary of State of the Nevada on March 1, 2010. Incorporated by reference to the Company’s Definitive Information Statement on Schedule 14C as filed with the Commission on February 2, 2010.

3.1(d)*           The Certificate of Amendment to the Company’s Articles of Incorporation was filed with the Secretary of State of the Nevada on April 9, 2010. Incorporated by reference to the Company’s current Report on Form 8-K as filed with the Commission on April 14, 2010.

3.2*                Bylaws. Incorporated by reference to the Company’s Registration Statement on Form SB-1 filed with the Commission on May 11, 2007.

10.1*              Asset Purchase Agreement, dated July 1, 2008, between 1st Home Buy & Sell, Ltd. and DK Group N.A. N.V. Incorporated by reference to the Company’s current Report on Form 8-K as filed with the Commission on July 3, 2008.

10.2*              Securities Purchase Agreement, dated July 1, 2008, between Intelspec, Intelspec LLC and Tom Morgan. Incorporated by reference to the Company’s current Report on Form 8-K as filed with the Commission on April 26, 2010.

10.3*              Employment Agreement, dated August 1, 2008, between Intelspec and Tom Morgan. Incorporated by reference to the Company’s current Report on Form 8-K as filed with the Commission on April 26, 2010.

10.4*              Share Exchange Agreement, dated September 2, 2008, between Intelspec and Power Track Projects, FZE. Incorporated by reference to the Company’s current Report on Form 8-K as filed with the Commission on April 26, 2010.

10.5*              Split-Off Agreement, dated September 5, 2008, between 1st Home Buy & Sell, Ltd. and Pacific Coast Development Corp. Incorporated by reference to the Company’s current Report on Form 8-K as filed with the Commission on September 9, 2008.

10.6*              Share Exchange Agreement dated April 1, 2010, between the Company and Intelspec. Incorporated by reference to the Company’s current Report on Form 8-K as filed with the Commission on April 8, 2010.

21*                 Subsidiaries. Incorporated by reference to the Company’s current Report on Form 8-K as filed with the Commission on April 26, 2010.

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