Form 10-Q
period 2010-09-30
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2010-11-22
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010.

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

(202) 579-9472

 (Registrant’s telephone number, including area code)

   N/A

(Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑   No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at November 19, 2010, was 120,000,000.

1

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” and “us” refer to Infrastructure Developments Corp., a Nevada corporation, and our subsidiaries and predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Infrastructure Developments Corp. Consolidated Balance Sheets

ASSETS	As of September 30, 2010	As of June 30, 2010
	(Unaudited)	(Audited)

CURRENT ASSETS

Cash	$ 114,575	$ 55,939
Receivables, net	378,459	577,471
Inventories	1,981,604	2,231,449
Prepaid expenses	164,889	177,391
Other current assets	327,737	218,971
Total current assets	2,967,265	3,261,220

FIXED ASSETS, Net	2,886,366	2,986,340

TOTAL ASSETS	$ 5,853,631	$ 6,247,561

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes Payable	$ 2,442,003	$ 2,434,002
Accounts payable	493,937	598,379
Accrued expenses	194,983	258,543
Total current liabilities	3,130,924	3,290,924

TOTAL LIABILITIES	3,130,924	3,290,924

STOCKHOLDERS' EQUITY

Common Stock
Authorized: 500,000,000 common shares with $0.001 par value
Issued: 120,000,000	30,379	30,379

Additional paid-in capital	5,946,396	5,946,396

Retained earnings	(3,254,067)	(3,020,138)

Total Stockholders' Equity	2,722,708	2,956,637

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,853,631	$ 6,247,561

The accompanying notes are an integral part of these consolidated financial statements

Infrastructure Developments Corp.
Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)
Net revenues:
Contract Income	$ 10,230	$ 553,286
Material Sales Income	301,673	-
Total net revenues	311,903	553,286

Cost of Goods Sold	369,389	399,989

Gross profit (Loss)	(57,486)	153,297
Operating expenses:
General, selling and administrative expenses	82,460	76,968
Salaries and wages	93,692	81,234
Total operating expenses	176,152	158,202

Income (loss) from operations	(233,639)	(4,905)
Other income (expense):
Interest expense	-	-
Other income (expense)	(290)	-

Total other income (expense)	(290)	-

Income (loss) before income tax	(233,929)	(4,905)

Provision for income taxes	-	-

Net Income (Loss)	$ (233,929)	$ (4,905)

Basic income (loss) per share	$ (0.02)	$ (0.00)

Fully diluted income (loss) per share	$ (0.02)	$ (0.00)

Basic weighted average number of shares outstanding	15,500,000	15,444,500

Fully diluted weighted average number of shares outstanding	15,500,000	15,444,500

The accompanying notes are an integral part of these consolidated financial statements

Infrastructure Developments Corp. Consolidated Statements of Cash Flows

	Three Months ended	Three Months ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income ( loss)	$ (233,929)	$ (17,870)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	99,972	218,498
(Gain)Loss on disposition of assets	-	117,000
Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	199,012	(896,401)
Inventories	249,844	130,001
Prepaid expenses	12,502	20,623
Other current assets	(108,766)	(2,874)
Increase (decrease) in:
Notes payable	8,001	82,811
Accounts payable	(104,441)	63,183
Accrued liabilities	(63,560)	125,928

Net Cash Provided (Used) in Operating Activities	58,635	(159,101)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(120,000)
Proceeds from sale of Fixed Assets	-	21,000

Net Cash Used by Investing Activities	-	(99,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Stock Subscription	-	153,323

Net Cash Provided by Financing Activities	-	153,323

NET INCREASE (DECREASE) IN CASH	58,636	(104,777)

CASH AT BEGINNING OF PERIOD	55,939	172,286

CASH AT END OF PERIOD	$ 114,575	$ 67,508

The accompanying notes are an integral part of these financial statements

6

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

September 30, 2010 and 2009

 NOTE 1 - ORGANIZATION AND HISTORY

Infrastructure Developments Corp., formerly 1st Home Buy and Sell Ltd., was incorporated under the laws of the state of Nevada on August 10, 2006, and changed its name to “Infrastructure Developments Corp.” on March 1, 2010. As used to herein, the term “Company” refers to Infrastructure Developments Corp., and its subsidiaries.

The Company conducts its business through its wholly-owned subsidiaries focusing on project management in the Middle East, East Asia, and Oceania. The Company aims to fill an underserved niche in the global project spectrum. It targets specialized projects and subcontracts that are too small to attract the attention of the giant multinational firms but which still require world class engineering expertise.

On April 14, 2010, the Company and Intelspec International Inc. (“Intelspec”), a Nevada corporation engaged in engineering, construction, and project management executed a stock exchange agreement, whereby the Company agreed to acquire 100% of the issued and outstanding shares of Intelspec in exchange for 14,000,000 shares of the Company’s common stock. Since the owners of Intelspec became the principal shareholders of the Company through the merger, Intelspec is considered the acquirer for accounting purposes and this merger is accounted for as a reverse acquisition or recapitalization of Intelspec.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a.       Principles of Consolidation

The consolidated financial statements herein include the operations of Intelspec and the consolidated operations of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

September 30, 2010 and 2009

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

The Company issued no compensatory options to its employees during the period.

            h. Foreign Exchange

The Company’s reporting currency is the United States dollar. The Company’s functional currency is also the U.S. Dollar. (“USD”) Transactions denominated in foreign currencies are translated into USD and recorded at the foreign exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies, which are stated at historical cost, are translated into USD at the foreign exchange rates prevailing at the balance sheet date. Realized and unrealized foreign exchange differences arising on translation are   recognized in the income statement.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

September 30, 2010 and 2009

 NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.        Advertising

The Company expenses the cost of advertising as incurred. For the three months ended September 30, 2010, advertising expenses totaled nil, and are included in direct costs and general and administrative expense in the accompanying statements of income.

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

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  In addition, depreciation of the asset ceases.  During the three months ended September 30, 2010, no impairment of long-lived assets was recorded.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

September 30, 2010 and 2009

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

NOTE 4 – SHORT-TERM NOTES PAYABLE AND LINES OF CREDIT

The Company has from time to time short-term borrowings from various unrelated and related entities.  These advances are non-interest bearing, unsecured and due upon demand. Due to the short-term nature of the notes the Company has not imputed an interest rate.

NOTE 5 – BUSINESS COMBINATION

On April 14, 2010, the Company, Intelspec and those shareholders of Intelspec holding a majority of its outstanding shares closed a transaction pursuant to a Share Exchange Agreement, whereby the Company acquired up to 100% of the outstanding shares of Intelspec’s common stock from the Intelspec shareholders in exchange for an aggregate of 14,000,000 shares of common stock. As a result of closing the transaction the former Intelspec shareholders held approximately 70% of the Company’s issued and outstanding common stock on closing of the transaction.

NOTE 6 – LITIGATION

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business.  The Company is currently not aware of any such items, which it believes could have a material effect on its financial position.

NOTE 7 – RELATED PARTY TRANSACTIONS

The company had payables to related parties totaling $2,442,003 as of September 30, 2010. The payables are non-interest bearing, unsecured and due upon demand.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

September 30, 2010 and 2009

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

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our three month period ended September 30, 2010. Our fiscal year end is June 30.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company is focused on engineering and project management opportunities in the Middle East and Southeast Asia. We serve an underserved niche in the global project spectrum by targeting specialized projects and subcontracts that are too small to attract multinational firms but still require world class engineering expertise. Our business focuses on small to mid-size contracts and subcontracts in the $1 million to $10 million range.

The Company conducts business through its wholly-owned subsidiaries, Intelspec International, Inc. (“Intelspec”) a Nevada corporation, Intelspec LLC, a Delaware limited liability, and Intelspec’s subsidiaries, Power Track Projects FZE (“Power Track”), a United Arab Emirates registered Free Zone Enterprise and Intelspec International LLC, a Thai registered foreign branch. We will require additional capital to further develop our businesses.

RESULTS OF OPERATION

For the three month period ended September 30, 2010, the Company:

(i)                 was awarded a design/build contract for the U.S. Navy’s Lido Phase II Project in Indonesia to include designing and building a two storey barrack, dining facilities, a mess hall, a kitchen, roads, parking areas, and site utilities;

(ii)               began supplying, pursuant to one of the Company’s Blank Purchase Agreements,  the U.S. Army - 411th Contracting Support Brigade with equipment, material, transportation and advisers for the "Ankor Sentinel" training exercise in Cambodia as part of the 2010 training program of the Global Peace Operations Initiative ("GPOI"), implemented by the United States Pacific Command ("PACOM");

(iii)             received an overall Above Average performance rating from the U.S. Navy for the design and construction of the Close Quarters Battle Training Facility in Lopburi, Thailand (this rating indicates that we have met or exceeded standards set out by the U.S. military for construction execution and quality of workmanship); and

(iv)             sought and began bids for additional projects.

Subsequent to the period end, the Company signed a memorandum of agreement to manage the development and/or disposition of an oil sands concession in Indonesia. The agreement is structured as a profit sharing arrangement that provides the Company an opportunity to manage the sale or lease of the 2,000 hectare project, as well as the right to overall management of the concession.

Subsequent to the period end, the Company signed a Joint Venture Agreement with Ritta Ltd., to pursue specific projects in Southeast Asia. The Company is targeting several larger construction management opportunities throughout the region. Ritta Ltd. is a recognized leader in design/build construction as one of Thailand's largest construction firms.

Net Losses

Net loss for the three months ended September 30, 2010 increased to $233,929 from $4,905 for the three months ended September 30, 2009 an increase of 98%. The increase in net losses over the comparable three month periods can be attributed to the loss of contract income from the suspension of Power Track Projects FZE’s quarry operations in the United Arab Emirates. While we are confident that the Company will realize net income in future periods, there can be no assurance that such expectation will be realized even as we are successful in procuring additional project management contracts.

Net Revenues

Net revenues for the three months ended September 30, 2010 decreased to $311,903 from $553,286 for the three months ended September 30, 2009, a decrease of 44%. The decrease in net revenues over the comparable three month periods can be attributed to the decrease in contract income to $10,230 in the current period. The decrease in contract income can be attributed to a lack of equipment rental income incurred by Power Track’s subcontractor due to the suspension of quarry operations despite the continued sale of quarried materials from the property. We believe that the suspension of quarry operations is temporary in the midst of reduced demand for the materials produced and that the quarry will return to operation in the near term. Further, we believe that as the Company secures additional project management contracts that revenues will increase.

Gross Profit/Loss

Gross loss for the three months ended September 30, 2010, was $57,486 as compared to a gross profit of $153,297 for the three months ended September 30, 2009. The transition to losses is due to the decrease in net revenues over the comparative periods.

Operating Expenses

Operating expenses for the three months ended September 30, 2010, increased to $176,152 from $158,202 for the three months ended September 30, 2009, an increase of 11%. The increase in operating expenses over the comparable three month periods can be attributed to increases in general and administrative expenses, salaries and wages over the comparative periods due to expansion into new project management markets. We expect operating expense to remain relatively consistent in the near term though as the Company grows so too will these expenses.

Depreciation and amortization expenses for the three month periods ended September 30, 2010 and 2009 were $99,972 and $218,498, respectively.

Other Income/Expense

Other expenses for the three months ended September 30, 2010 and 2009 were $290 and $0, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As of September 30, 2010, the Company had a working capital deficit of $163,659. The Company’s current assets were $2,967,265 consisting of cash, receivables, inventories (mainly Power Track’s processed limestone), prepaid expenses and other current assets, and total assets of $5,853,631 consisting of current assets as well as fixed assets including crushing and mobile earthmoving equipment, a mobile labor camp, trucks and generators, and compressors for use in Power Track’s mining operations. As of September 30, 2010, the Company had current and total liabilities of $3,130,924 consisting of notes payable, accounts payable and accrued expenses. Stockholders equity in the Company was $2,722,708 as of September 30, 2010.

Cash flows provided by operating activities for the three months ending September 30, 2010, were $58,635 compared to cash flows used in operating activities of $159,101 for the three months ending September 30, 2009. The realization of cash flow provided by operating activities in the current period is primarily due to decreases in accounts receivable. The Company expects to continue to provide cash flow from operations.

Cash flows used in investing activities for the three months ending September 30, 2010, were $0 as compared to $99,000 for the three months ending September 30, 2009. The Company expects to use cash flow in investing activities in future periods.

Cash flows provided by financing activities for the three months ending September 30, 2010, were $0 as compared to $153,323 for the three months ending September 30, 2009. The Company expects to realize cash flows provided by financing activities in future periods.

Our current assets are insufficient to meet our business objectives over the next twelve (12) months. We need a minimum of $3,000,000 in debt or equity financing to finance the expansion of our business and to reduce debt. However, we have no commitments or arrangements for the requisite financing, though our shareholders are the most likely source of loans or equity placements in the near term. Our inability to obtain financing would have a material adverse affect on our business operations.

We have no intention of paying cash dividends in the foreseeable future.

We have no lines of credit or other bank financing arrangements in place.

We have no commitments for future capital expenditures that were material at the end of the period

We have no defined benefit plan though we do have contractual commitment with our chief executive officer.

We have no current plans for the purchase or sale of any plant or equipment.

We have no current plans to make any changes in the number of employees.

We do not expect to pay cash dividends in the foreseeable future.

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

Company Reporting Obligations

The Company does not anticipate any contingency upon which it would voluntarily cease filing reports with the Securities and Exchange Commission. It is in the compelling interest of the Company to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

                                                 PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

None.

ITEM 1A.       RISK FACTORS

The Company’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

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

We could be suspended or barred from contracting with the federal government.

We could be suspended or barred from contracting with the federal government generally or any significant agency in the intelligence community or Department of Defense for, among other things, actions or omissions that are deemed by the government to be so serious or compelling that they affect our contractual responsibilities.  For example, we could be debarred for committing a fraud or criminal offense in connection with obtaining, attempting to obtain, or performing a contract or for embezzlement, fraud, forgery, falsification, or other causes identified in applicable federal acquisition regulations. In addition, our reputation or relationship with the governmental agencies could be impaired. If we were suspended or debarred, or if our relationship or reputation were impaired, our sales opportunities and revenues would be reduced and our operating loss would increase.

19

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

Our internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our shareholders could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 25 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infrastructure Developments Corp.                                          Date

/s/ Thomas Morgan                                                                  November 19, 2010

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

25