Form 10-Q
period 2010-12-31
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2011-02-22
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2010.

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

299 S. Main Street, 13th Floor, Salt Lake City, Utah 84111

 (Address of principal executive offices)    (Zip Code)

(202) 579-9472

 (Registrant’s telephone number, including area code)

13800 Coppermine Road, 2nd Floor, Herndon, Virginia  20171

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at February 18, 2011, was 120,000,000.

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

Infrastructure Developments Corp. Consolidated Balance Sheets
	Period Ending	Period Ending
Assets	December 31, 2010 (Unaudited)	June 30, 2010 (Audited)

Current assets:
Cash	$ 72,868	$ 55,939
Receivables, net	358,541	577,471
Inventories	1,981,604	2,231,449
Prepaid expenses	152,388	177,391
Other current assets	212,893	218,971

Total current assets	2,778,294	3,261,221

Property and equipment, net	2,786,392	2,986,340

	5,564,686	6,247,561

Liabilities and Stockholders' Equity

Current liabilities:
Notes Payable	2,487,152	2,434,002
Accounts payable	430,176	598,379
Accrued expenses	216,712	258,543

Total current liabilities	3,134,040	3,290,924

Long-term debt

Total liabilities	3,134,040	3, 290,924

Commitments and contingencies	-	-

Shareholders' Equity
Common stock:
Authorized: 500,000,000 common shares with $0.001 par value
Issued: 120,000,000	30,379	30,379

Additional paid-in capital	5,946,396	5,946,396

Retained earnings	(3,546,129)	(3,020,138)

Equity Funds	2,430,646	2,956,637

	$ 5,564,686	$ 6,247,561

The accompanying notes are an integral part of these consolidated financial statements

Infrastructure Developments Corp. Unaudited, Consolidated Statements of Operations
	For the Three Months Ending December 31,		For the Six Months Ending December 31,
	2010	2009	2010	2009

Revenues:

Contract Income	$ -	$ -	$ -	$ -
Revenue from Material Sales	-	-	-	-
Equipment Rental	-	-	-	491,132
Project Management Contracts	-	842,369	310,722	906,188

Total revenues	-	842,369	310,722	1,397,320

Direct costs - commissions and services	128,108	589,721	497,497	989,966

Gross profit	(128,108)	252,648	(186,775)	407,354

Operating expenses:

General, selling and administrative expenses	71,930	95,234	154,425	169,790
Salaries and wages	90,964	59,628	184,656	133,512
Depreciation and amortization expense	-	14,019	-	28,037

Total operating expenses	162,894	168,881	339,081	331,340

Income (Loss) from operations	(291,002)	83,767	(525,856)	76,014

Other income (expense):

Interest expense	-	-	-	-
Interest income	-	-	-	-
Other income (expense)	(1,060)	(38,564)	(169)	(38,271)

Total other income (expense)	(1,060)	(38,564)	(169)	(38,271)

(Loss) Income before Income Taxes	(292,062)	45,203	(526,025)	37,742

Provision for income taxes	-	-	-	-

NET INCOME/(LOSS)	$ (292,062)	$ 45,203	$ (526,025)	$ 37,742

The accompanying notes are an integral part of these consolidated financial statements

Infrastructure Developments Corp. Unaudited, Consolidated Statements of Cash Flows
	For the Six Months Ending	For the Six Months Ending
	December 31, 2010	December 31, 2009

Cash flows from operating activities:

Net income (loss)	$ (526,025)	$ 37,742
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	199,948	140,166
(Gain) Loss on disposition of assets	-	38,500
Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	218,930	355,476
Inventories	249,845	(49,995)
Prepaid expenses	25,003	(93,180)
Other current assets	6,112	24,894
Increase (decrease) in:
Notes Payable	53,150	34,106
Accounts payable	(168,203)	113,645
Accrued liabilities	(41,831)	323,965

Net cash provided by (used in) operating activities	16,929	925,320

Cash flows from investing activities:

Purchase of property and equipment	-	(1,225,652)
Proceeds from sale of Fixed Assets	-	5,000

Net cash provided by (used in) investing activities	-	(1,220,652)

Cash flows from financing activities:

Common stock issued for cash	-	384,244

Net cash provided by (used in) financing activities	-	384,244

Net increase (decrease) in cash and cash equivalents	16,929	88,913

Cash and cash equivalents at beginning of year	55,939	126,164

Cash and cash equivalents at end of year	$ 72,868	$ 215,077

The accompanying notes are an integral part of these financial statements

Infrastructure Developments Corp.
 Notes to the Consolidated Financial Statements

December 31, 2010

NOTE 1 - ORGANIZATION AND HISTORY

Infrastructure Developments Corp., formerly 1st Home Buy and Sell Ltd., was incorporated under the laws of the state of Nevada on August 10, 2006, and changed its name to “Infrastructure Developments Corp.” on March 1, 2010. As used to herein, the term “Company” refers to Infrastructure Developments Corp., and its subsidiaries.

The Company conducts its business through its wholly-owned subsidiaries focusing on project management in Southeast Asia, Africa, and Middle East. The Company aims to fill an underserved niche in the global project spectrum. It targets specialized projects and subcontracts that are too small to attract the attention of the giant multinational firms but which still require world class engineering expertise.

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

Infrastructure Developments Corp.
 Notes to the Consolidated Financial Statements

December 31, 2010

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

         f. Revenue Recognition

Revenues from Sales and services consist of revenues earned in the Company’s activity as project & construction equipment management & operations, sale of quarry run, aggregate, equipment rental income and miscellaneous services provided. All sales/service revenue is recognized when the sale/service is complete and the Company has determined that the sale/service proceeds are collectible.

      g. Stock Based Compensation

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

The Company issued no compensatory options to its employees during the period.

            h. Foreign Exchange

The Company’s reporting currency is the United States dollar. The Company’s functional currency is also the U.S. Dollar (“USD”). Transactions denominated in foreign currencies are translated into USD and recorded at the foreign exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies, which are stated at historical cost, are translated into USD at the foreign exchange rates prevailing at the balance sheet date. Realized and unrealized foreign exchange differences arising on translation are recognized in the income statement.

Infrastructure Developments Corp.
 Notes to the Consolidated Financial Statements

December 31, 2010

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

            i. Advertising

The Company expenses the cost of advertising as incurred. For the three and six months ended December 31, 2010, the Company had no advertising expenses totaled. Advertising expenses  are included in direct costs and general and administrative expense in the accompanying statements of income.

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

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  In addition, depreciation of the asset ceases.  During the three and six months ended December 31, 2010, no impairment of long-lived assets was recorded.

Infrastructure Developments Corp.
 Notes to the Consolidated Financial Statements

December 31, 2010

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

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had payable to related parties totaling $2,487,152 as of December 31, 2010. The payables were non-interest bearing, unsecured and were due upon demand.

Infrastructure Developments Corp.
 Notes to the Consolidated Financial Statements

December 31, 2010

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

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, new accounting guidance was issued for the milestone method of revenue recognition. Under the new guidance, an entity can recognize revenue from consideration that is contingent upon achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This guidance is effective prospectively for milestones achieved in fiscal years, and interim period within those years, beginning on or after June 15, 2010. Early adoption is permitted, and if this update is adopted early in other than the first quarter of an entity’s fiscal year, then it must be applied retrospectively to the beginning of that fiscal year. The Company is currently assessing the impact of the adoption on its consolidated financial statements. The Company does not expect the new guidance to significantly impact its Condensed Consolidated Financial Statements

NOTE 10 – SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the Company has evaluated subsequent events through the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements except as follows:

•         On January 27, 2011, the Company issued a convertible promissory note for $75,000 to an unrelated party, with an interest rate of 8%, over a nine month term.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our quarterly period ended December 31, 2010. Our fiscal year end is June 30.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company is focused on engineering and project management opportunities in Southeast Asia, the Middle East, and the African continent. We serve an underserved niche in the global project spectrum by targeting specialized projects and subcontracts that are too small to attract multinational firms but still require world class engineering expertise. Our business seeks out small to mid-size contracts and subcontracts in the $1 million to $10 million range.

The Company conducts business through its wholly-owned subsidiaries, Intelspec International, Inc. (“Intelspec”) a Nevada corporation, Intelspec LLC, a Delaware limited liability, and Intelspec’s subsidiaries, Power Track Projects FZE (“Power Track”), a United Arab Emirates registered Free Zone Enterprise and Intelspec International LLC, a Thai registered foreign branch.

RESULTS OF OPERATION

For the three month period ended December 31, 2010:

(i)                 The Company began preliminary work on the design / build contract for the U.S. Navy’s Lido Phase II Project in Indonesia that was awarded in September 2010; the project includes building a two storey barrack, dining facilities, a mess hall, a kitchen, roads, parking areas, and site utilities.

(ii)               The Company signed a memorandum of agreement with the owner of an oil sands concession in Indonesia; the agreement is structured as a profit sharing arrangement that provides us with an opportunity to manage the sale or lease of the 2,000 hectare project, as well as the right to overall management of the concession; we consulted with the owner and potential third party joint venture candidates for the project during November and December 2010.

(iii)             The Company signed a Joint Venture Agreement with Ritta Ltd., to pursue specific large-scale projects in Southeast Asia; Ritta Ltd. is a recognized leader in design/build construction as one of Thailand’s largest construction firms.

(iv)             The Company pre-qualified for logistics and supply contract bidding for the U.S. military’s joint Cobra Gold exercise in Thailand though ultimately it did not bid on any contracts related to this exercise.

(v)               The Company engaged a Business Development Director for the European and African regions.

(vi)             The Company identified and began the bidding process for additional projects in Thailand, East Timor, Cambodia, and Africa.

Subsequent to the period end:

(i)                 The Company signed a memorandum of understanding with a local developer and an international consultant to manage the development of a 9,000 unit pre-fabricated housing program for the government of Angola; the Angolan government is in the early stages of a $50 billion program to build one million pre-fabricated and system-built affordable homes across the country; we expect to be involved in this program over the next several years, in cooperation with established local companies and international consultants.

(ii)               The Company broke ground on the construction of the Lido Phase II project; the project will begin generating revenue for us in March 2011 and will be completed by July 2011; we also began discussions with the client to prepare for bids on subsequent phases of the Lido project on the same site.

(iii)             The Company is in the process of evaluating potential joint venture partners and upcoming projects in the new Republic of South Sudan (expected to become an independent state by July 2011).

Net Losses/Income

Net loss for the three months ended December 31, 2010 was $292,062 as compared to a net income of $45,203 for the three months ended December 31, 2009. Net loss for the six months ended December 31, 2010 was $526,025 as compared to a net income of $37,742 for the six months ended December 31, 2009. The transition to net losses over the comparable periods can be primarily attributed to decreases in revenue. The Company is confident that it will realize net income in future periods from the successful procurement of project management contracts and the resumption of Power Track’s quarry operations. However, there can be no assurance that our expectations of future net income will be realized.

Net Revenues

Net revenues for the three months ended December 31, 2010 decreased to $0 from $842,369 for the three months ended December 31, 2009, a decrease of 100%. Net revenues for the six months ended December 31, 2010 decreased to $310,722 from $1,397,320 for the six months ended December 31, 2009, a decrease of 78%. The decrease in net revenues over the comparable periods can be attributed to a lack of equipment rentals in the current three month period due to Power Track’s suspension of quarry operations and to a decrease in project management contract revenues.

We believe that the suspension of quarry operations is temporary since the demand for materials produced from the quarry is expected to normalize in the near term. When the demand for quarry materials returns to normal quarry operations will be reactivated and revenue restored. The decrease in project management contract revenues is due to a gap in management contract operations after narrowly losing several bids. The Company remains in competition for several project management contracts and will realize project management contract revenue from the Lido Phase II project over the next three months. Project management contract revenues are expected to increase as a result of the Lido Phase II project and the anticipated successful award of additional contracts over the next twelve months.

Gross Losses/Profit

Gross loss for the three months ended December 31, 2010, was $128,108 as compared to a gross profit of $252,648 for the three months ended December 31, 2009. Gross loss for the six months ended December 31, 2010, was $186,775 as compared to a gross profit of $407,354 for the six months ended December 31, 2009. The transition to losses in the current periods is due to the decreases in net revenues over comparative periods which are expected to rebound over the next twelve months.

Operating Expenses

Operating expenses for the three months ended December 31, 2010, decreased to $162,894 from $168,881 for the three months ended December 31, 2009, a decrease of 4%. Operating expenses for the six months ended December 31, 2010, increased to $339,081 from $331,340 for the six months ended December 31, 2009, an increase of 2%. The decrease in operating expenses over the comparable three month periods can be attributed to decreases in general and administrative expenses and depreciation and amortization expenses. The increase in operating expenses over the comparable six month periods can be attributed to an increase in salaries and wages over the comparative periods due to expansion into new project management markets. We expect operating expense to remain relatively consistent in the near term.

Depreciation and amortization expenses for the six month periods ended December 31, 2010 and 2009 were $199,948 and $140,166, respectively.

Other Expenses

Other expenses for the three months ended December 31, 2010 and 2009 were $1,060 and $38,564, respectively. Other expenses for the six months ended December 31, 2010 and 2009 were $169 and $38,271, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As of December 31, 2010, the Company had a working capital deficit of $355,781. The Company’s current assets were $2,778,294 consisting of cash, receivables, inventories (mainly Power Track’s processed limestone), prepaid expenses and other current assets, and total assets of $5,564,686 consisting of current assets as well as fixed assets including crushing and mobile earthmoving equipment, a mobile labor camp, trucks, generators, and compressors for use in Power Track’s mining operations. As of December 31, 2010, the Company had current and total liabilities of $3,134,040 consisting of notes payable, accounts payable and accrued expenses. Stockholders equity in the Company was $2,430,646 as of December 31, 2010.

Cash flows provided by operating activities for the six months ending December 31, 2010, were $16,929 compared to $925,320 for the six months ending December 31, 2009. The cash flow provided by operating activities in the current period is primarily due to adjustments from decreases in accounts receivable and inventories. The Company expects to continue to provide cash flow from operations.

Cash flows used in investing activities for the six months ending December 31, 2010, were $0 as compared to $1,220,652 for the six months ending December 31, 2009. The amounts used in the prior period are attributable to the purchase of property and equipment related to Power Track’s operations. The Company expects to use cash flow in investing activities in future periods.

Cash flows provided by financing activities for the six months ending December 31 , 2010, were $0 as compared to $384,244 for the six months ending December 31 , 2009. The amounts provided in the prior period are attributable to the issuance of common stock for cash. The Company expects to realize cash flows provided by financing activities in future periods.

Our current assets are insufficient to meet our business objectives over the next twelve (12) months. We need a minimum of $3,000,000 in debt or equity financing to finance the expansion of our business and to reduce debt. However, we have no commitments or arrangements for the requisite financing, though our shareholders are the most likely source of loans or equity placements in the near term. Subsequent to the period covered by this report the Company issued a promissory note for $75,000 to an unrelated party at an interest rate of 8%, with a nine month term and an option to convert the outstanding balance into shares of the Company’s common stock at a 40% discount to the market price at the time of conversion. Our inability to obtain additional financing would have a material adverse affect on our business operations.

We have no lines of credit or other bank financing arrangements in place.

We have no commitments for future capital expenditures that were material at the end of the period.

We have no defined benefit plan though we do have contractual commitment with our chief executive officer.

We have no current plans for the purchase or sale of any plant or equipment.

We have no current plans to make any changes in the number of employees.

We do not expect to pay cash dividends in the foreseeable future.

Future Company Financings

We may continue to rely on debt or equity sales to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will offer any additional sales of our equity securities or arrange for debt or other financing to maintain operations.

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

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward-looking statements made in this current report. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

• our financial performance;

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

                                                                                                                                                                                                                                     16

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our revenues from the US government largely result from contracts awarded by military purchasers under various defense programs. The funding of defense programs is subject to the overall US governmental budget and appropriation decisions and processes, and our programs must compete for funding with non-defense programs and other defense programs in which we are not involved. US governmental budget decisions, including defense spending, are based on changing governmental priorities and objectives, which are driven by numerous factors, including national and international geopolitical events and economic conditions, and are beyond our control.  In recent years, the overall level of US defense spending has increased for numerous reasons, including increases in funding of operations in Iraq and Afghanistan and the US Department of Defense’s military transformation initiatives. We cannot assure that US defense spending will continue to grow, particularly in view of the recent changes in the controlling political party in Congress. Significant changes to US defense spending could have long-term consequences for the market of our services. In addition, as a result of changing governmental priorities and requirements, defense spending could shift away from the current importance of military force and facility construction into new areas, and the timing of funding of force and facility construction could change.  Shifts or reductions in defense spending or changes in timing could result in the reduction or elimination of, or the delay in, funding of one or more of our defense programs, which could negatively impact our results of operations and financial condition.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 27, 2011, the Company issued a promissory note in the amount of $75,000 to Asher Enterprises, Inc., an unrelated party, at an interest rate of 8%, with a nine month term, and an option to convert the outstanding balance into shares of the Company’s common stock at a 40% discount off the market price at the time of conversion, pursuant to the exemptions from registration provided by Section 4 (2) and Regulation D of the Securities Act.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved

23

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 26 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infrastructure Developments Corp.                               Date

/s/ Thomas Morgan                                                                  February 21, 2011

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