Form 10-Q
period 2011-03-31
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2011-05-23
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.

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

(801) 488-2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at May 23, 2011, was 120,000,000.

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

Infrastructure Developments Corp.
Consolidated Balance Sheets

ASSETS	As of March 31, 2011	As of June 30, 2010
	(Unaudited)	(Audited)

CURRENT ASSETS

Cash	$ 101,416	$ 55,939
Receivables, net	93,571	577,471
Inventories	594,481	2,231,449
Prepaid expenses	141,887	177,391
Other current assets	134,300	218,971
Total current assets	1,065,655	3,261,221

FIXED ASSETS, Net	1,244,703	2,986,340

TOTAL ASSETS	$ 2,310,359	$ 6,247,561

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes Payable	$ 289,968	$ 2,434,002
Accounts payable	48,707	598,379
Accrued expenses	228,300	258,543
Total current liabilities	566,976	3,290,924

LONG TERM DEBT	2,442,003	-

TOTAL LIABILITIES	3,008,979	3,290,924

STOCKHOLDERS' EQUITY

Common Stock
Authorized: 500,000,000 common shares with $0.001 par value
Issued: 120,000,000	30,379	30,379

Additional paid-in capital	5,946,396	5,946,396

Retained loss	(6,675,395)	(3,020,138)

Total Stockholders' Equity	(698,620)	2,956,637

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,310,359	$ 6,247,561

The accompanying notes are an integral part of these consolidated financial statements

Infrastructure Developments Corp.
Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues:
Contract Income	$ -	$ -	$ 300,492	$ -
Equipment Rental	-	-	-	491,132
Project Management	189,469	1,482,064	199,699	2,388,252
Total net revenues	189,469	1,482,064	500,191	2,879,384

Cost of Goods Sold	208,552	1,473,621	749,705	2,463,587

Gross profit (Loss)	(19,083)	8,443	(249,514)	415,797

Operating expenses:
General, selling and administrative expenses	517,689	46,399	672,113	216,189
Salaries and wages	92,694	73,662	233,694	207,174
Provision for slow moving inventory	1,387,123	-	1,387,123	-
Bad debt expense	357,321	-	357,321	-
Depreciation and amortization expense	-	14,018	-	42,055
Total operating expenses	2,354,827	134,079	2,650,251	465,418

Loss from operations	(2,373,909)	(125,636)	(2,899,765)	(49,621)
Other income (expense):
Loss from sale of fixed asset	(1,091,071)	-	(1,091,071)	-
Other income (expense)	335,715	141,856	335,546	103,585

Total other income (expense)	(755,356)	141,856	(755,526)	103,585

Income (loss) before income tax	(3,129,266)	16,220	(3,655,290)	53,964

Provision for income taxes	-	-	-	-

Net Income (Loss)	$ (3,129,266)	$ 16,220	$ (3,655,290)	$ 53,964

Basic income (loss) per share	$ (0.03)	$ 0.00	$ (0.03)	$ 0.00
Fully diluted income (loss) per share	$ (0.03)	$ 0.00	$ (0.03)	$ 0.00

Basic weighted average number of shares outstanding	120,000,000	14,000,000	120,000,000	14,000,000
Fully diluted weighted average number of shares outstanding	120,000,000	14,000,000	120,000,000	14,000,000

The accompanying notes are an integral part of these consolidated financial statements

Infrastructure Developments Corp.
Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$ (3,655,290)	$ 53,961

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	238,117	240,140
Loss on disposition of assets	1,091,071	38,500

Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	483,900	(179,766)
Inventories	1,636,967	130,000
Prepaid expenses	35,504	(80,679)
Other current assets	84,705	24,893
Increase (decrease) in:
Notes payable	(2,144,034)	44,593
Accounts payable	(549,671)	562,505
Accrued liabilities	(30,243)	227,748

Net Cash Provided (Used) in Operating Activities	(2,808,974)	1,061,896

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(1,220,649)
Proceeds from sale of Fixed Assets	412,446	-

Net Cash Provided (Used) by Investing Activities	412,446	(1,220,649)

CASH FLOWS FROM FINANCING ACTIVITIES

Stock Subscription	-	384,244
Increase in long Term Debt	2,442,003	-

Net Cash Provided by Financing Activities	2,442,003	384,244

NET INCREASE IN CASH	45,477	225,491

CASH AT BEGINNING OF PERIOD	55,939	126,164

CASH AT END OF PERIOD	$ 101,416	$ 351,655

The accompanying notes are an integral part of these financial statements

Infrastructure Development Corp.

Notes to the Consolidated Financial Statements

March 31, 2011

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

Infrastructure Development Corp.

Notes to the Consolidated Financial Statements

March 31, 2011

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

Infrastructure Development Corp.

Notes to the Consolidated Financial Statements

March 31, 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

            i. Advertising

The Company expenses the cost of advertising as incurred. For the three and nine months ended March 31, 2011, the Company had no advertising expenses totaled. Advertising expenses are included in direct costs and general and administrative expense in the accompanying statements of income.

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

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  In addition, depreciation of the asset ceases.  During the three and nine months ended March 31, 2011, no impairment of long-lived assets was recorded.

Infrastructure Development Corp.

Notes to the Consolidated Financial Statements

March 31, 2011

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

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had a non-current note payable with a related party of $2,442,003 as of March 31, 2011. Pursuant to an oral agreement the payable had an interest rate of 6%, was unsecured, and was due in five years. Subsequent to the end of the period the due date of the payable was committed to writing with the issuance of a promissory note (see Note 10).

Infrastructure Development Corp.

Notes to the Consolidated Financial Statements

March 31, 2011

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

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value, as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011.

In April 2010, new accounting guidance was issued for the milestone method of revenue recognition. Under the new guidance, an entity can recognize revenue from consideration that is contingent upon achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This guidance is effective prospectively for milestones achieved in fiscal years, and interim period within those years, beginning on or after June 15, 2010. Early adoption is permitted, and if this update is adopted early in other than the first quarter of an entity’s fiscal year, then it must be applied retrospectively to the beginning of that fiscal year. The Company is currently assessing the impact of the adoption on its consolidated financial statements. The Company does not expect the new guidance to significantly impact its Consolidated Financial Statements

In December 2010, the FASB updated its guidance related to when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance requires that for any reporting unit with a zero or negative carrying amount, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. IDVC’s adoption did not have a material impact on its consolidated results of operations or financial condition.

In December 2010, the FASB updated its guidance related to disclosure of supplementary pro forma information for business combinations. The updated guidance requires that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period only. The updated guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. IDVC’s adoption did not have an impact on its consolidated results of operations as the updated guidance only affects disclosures related to future business combinations.

Infrastructure Development Corp.

Notes to the Consolidated Financial Statements

March 31, 2011

NOTE 10 – SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the Company has evaluated subsequent events through the date which the financial statements were available to be issued. The Company has determined that the following such event warrants disclosure or recognition in the financial statements:

•         On May 17, 2011 the Company provided WWA Group with a promissory note (the “Note”) to commit an oral agreement to writing for the repayment of debt. The Note is for $2,442,000 at an interest rate of six percent (6%) per annum to be paid in full by May 17, 2016. The Note includes a provision by which a nominee of WWA Group may hold one seat on the Company’s board of directors (the Note is attached hereto as Exhibit 10.7).

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our quarterly period ended March 31, 2011. Our fiscal year end is June 30.

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

The Company conducts business through its wholly-owned subsidiaries, Intelspec International, Inc. (“Intelspec”) a Nevada corporation, and Intelspec’s subsidiaries: (i) Intelspec International LLC, a Thai registered foreign branch, (ii) Intelspec LLC, a Delaware limited liability, and (iii) Power Track Projects FZE (“Power Track”), a United Arab Emirates registered Free Zone Enterprise.

RESULTS OF OPERATION

For the three month period ended March 31, 2011:

(i)                 The Company broke ground on the construction of the design / build contract for the U.S. Navy’s Lido Phase II Project in Indonesia that was awarded to us in September 2010; the project includes building a two-storey barrack, dining facilities, a mess hall, a kitchen, roads, parking areas, and site utilities; the project began generating revenue for us at the end of March 2011 and will be completed by August 2011; we also began discussions with the client to prepare for bids on subsequent phases of the Lido project on the same site.

(ii)               The Company signed a memorandum of understanding with a local developer and an international consultant to manage the development of a 9,000 unit pre-fabricated housing program for the government of Angola; the Angolan government is in the early stages of a $50 billion program to build one million pre-fabricated and system-built affordable homes across the country; we expect to be involved in this program over the next several years, in cooperation with established local companies and international consultants.

(iii)             The Company began contact with major US construction firms to establish strategic partnerships for domestic US military construction projects; in addition, along with our current partner, the American Security and Operations Group, we are able to bid and work on facilities of a classified nature in the United States, a separate and highly specialized market.

(iv)             Power Track wrote off 70% of its processed material inventory and sold over half of its equipment assets at a substantial loss; at this time it is unlikely to be economically feasible for Power Track to resume quarry operations.

(v)               The Company identified and began the bidding process for additional projects in Thailand, East Timor, Cambodia, and Africa.

(vi)             The Company is in the process of evaluating potential joint venture partners and upcoming projects in the new Republic of South Sudan (which is expected to become an independent state by July 2011).

Net Losses/Income

Net loss for the three months ended March 31, 2011 was $3,129,266 as compared to net income of $16,219 for the three months ended March 31, 2010. Net loss for the nine months ended March 31, 2011 was $3,655,290 as compared to net income of $53,961 for the nine months ended March 31, 2010. The transition to net losses over the comparable periods is primarily due to the winding down of our quarry operations. During the current three and nine month periods Power Track wrote-off bad debts, wrote down 70% of its processed material inventory, incurred a large royalty expense and realized losses on the sale of its property and equipment. The Company is confident that it is moving past losses associated with Power Track and that it will transition back to net income in the next twelve months based on the successful completion of project management contracts.

Net Revenues

Net revenues for the three months ended March 31, 2011 decreased to $189,469 from $1,482,064 for the three months ended March 31, 2010, a decrease of 87%. Net revenues for the nine months ended March 31, 2011 decreased to $500,191 from $2,879,384 for the nine months ended March 31, 2010, a decrease of 83%. The decrease in net revenues over the comparable periods can be attributed to a decrease in project management contract revenues as well as a lack of equipment rentals in the current periods due to Power Track’s suspension of quarry operations.

The decrease in project management contract revenues is due to a gap in management contract operations after narrowly losing several bids. The Company remains in competition for several project management contracts and will realize project management contract revenue from the Lido Phase II project through August 2011. Project management contract revenues are expected to increase as a result of the Lido Phase II project and the anticipated successful award of additional contracts over the next twelve months.

We believe that the suspension of quarry operations is now permanent. Local political issues and leadership changes, and continued lack of demand from smaller quarries for materials that were in demand during the UAE building boom of 2000 to 2008, required the Company to suspend operations and take necessary market losses on inventory and equipment. Of the approximately 150 quarries operating in Ras al Khaimah (the location of Power Track’s quarry) in 2007, only five remain operational today. Most quarries remain suspended and have blocked access to the projects and equipment due to unpaid government royalties. Additionally, recent news about Qatar’s possible loss of the 2022 World Cup have resulted in a major drop in orders from the exporting quarries who have been relying on Qatar in the last several months as their primary market.

Gross Losses/Profit

Gross loss for the three months ended March 31, 2011 was $19,083, as compared to a gross profit of $8,443 for the three months ended March 31, 2010.  Gross loss for the nine months ended March 31, 2011, was $249,514 as compared to a gross profit of $415,797 for the nine months ended March 31, 2010. The transition to gross loss in the current periods is due, in part, to the state of our current project which was in its initial revenue phase at the end of the period. We expect to transition to back to gross profit over the next twelve months in step with our expectation of an increase in revenues.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 increased to $2,354,827 from $134,080 for the three months ended March 31, 2010.  Operating expenses for the nine months ended March 31, 2011, increased to $2,650,251 from $465,420 for the nine months ended March 31, 2010. Operating expenses are from general, selling and administrative expenses, salaries and wages, a provision for slow moving inventory, bad debt expense, and depreciation and amortization expense. The increase in operating expenses over the comparable periods can be attributed to a write-off of 70% of Power Track’s inventory in the current periods totaling $1,387,123, Power Track’s bad debt expense of $357,321, and Power Track’s sizable royalty expense. We expect operating expenses to decrease in the near term as we do not expect further write downs or provisions for bad debt.

Depreciation and amortization expenses for the three month periods ended March 31, 2011 and 2010 were $0 and $14,018, respectively. Depreciation and amortization expenses for the nine month periods ended March 31, 2011 and 2010 were $0 and $42,055, respectively.

Other Income/Expenses

Other expenses for the three months ended March 31, 2011 were $755,356 and other income for the three months ended March 31, 2010 was $141,856. Other expenses for the nine months ended March 31, 2011 were $755,356 and other income for the nine months ended March 31, 2010 was $103,585. The transition to expenses from income over the comparative periods is due to a loss of $1,091,071 on the sale of Power Track’s fixed assets in the current period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of March 31, 2011, the Company had a working surplus of $498,679. The Company’s current assets were $1,065,655 consisting of cash, receivables, inventories (mainly Power Track’s processed limestone), prepaid expenses and other current assets. The Company’s total assets were $2,310,359 consisting of current assets as well as fixed assets (crushing and mobile earthmoving equipment, a mobile labor camp, trucks, generators, and compressors for use in Power Track’s mining operations). The Company’s current liabilities were $566,976 consisting of notes payable, accounts payable and accrued expenses. The Company’s total liabilities were $3,008,979 consisting of current liabilities as well as long-term debt equal to $2,442,003. Stockholders deficit in the Company was $698,620 as of March 31, 2011.

During the period we reached an oral agreement to convert a current debt obligation of $2,442,003 due to WWA Group, Inc., a beneficial owner of our common stock, into long-term debt. On May 17, 2011 the Company provided WWA Group, Inc., with a note pursuant to the oral agreement for the amount bearing interest at 6% and due on May 17, 2016.

Cash flows used in operating activities for the nine months ending March 31, 2011 were $2,808,974 compared to cash flows provided by operating activities of $1,061,894 for the nine months ending March 31, 2010. Cash flow used in operating activities in the current period is primarily due to net losses from Power Track’s operations and an adjustment from the decrease in current debt due to its conversion into long-term debt. The Company expects to transition to cash flow provided by operations in the near term with anticipated decreases in losses and increases in revenue.

Cash flows provided by investing activities for the nine months ending March 31, 2011 were $412,446 as compared to cash flows used in investing activities $1,220,652 for the nine months ending March 31, 2010. Cash flows provided in the current period are attributable to the sale of property and equipment related to Power Track’s operations. The Company expects to use cash flow in investing activities in future periods in connection with the expansion of its business or the acquisition of other related businesses.

Cash flows provided by financing activities for the nine months ending March 31, 2011 were $2,442,003 as compared to $384,244 for the nine months ending March 31, 2010. Cash flows provided in the current period are attributable to the conversion of current debt into long-term debt. The Company expects to realize cash flows provided by financing activities in the near term in connection with debt or equity financings.

Our current assets are insufficient to meet our business objectives over the next twelve (12) months. We need a minimum of $1,000,000 in debt or equity financing to finance the expansion of our business. However, we have no commitments or arrangements for the requisite financing, though our shareholders are the most likely source of loans or equity placements in the near term. Our inability to obtain additional financing would have a material adverse affect on our business operations.

During the period the Company issued two promissory notes for an aggregate of $135,000 to an unrelated party at an interest rate of 8%, with a nine month term and an option to convert the outstanding balance into shares of the Company’s common stock at a 40% discount to the market price at the time of conversion. The notes have a re-payment option, with a penalty due if repaid. The Company will evaluate the notes at the end of its fiscal year on June 30, 2011, to determine if a common stock reserve or repayment allowance is to be made.

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

Future Company Financings

We may continue to rely on debt or equity sales to continue to fund our business operations even though the issuance of additional shares will result in dilution to our existing stockholders.

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

INTEREST RATES

Interest rates are generally controlled. The majority of our debt is owed to a related party at a fixed interest rate so fluctuations in interest rates do not impact our result of operations at this time. However, we may need to rely on bank financing or other debt instruments in the future in which case fluctuations in interest rates could have a negative impact on our results of operations.

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

STOCK-BASED COMPENSATION

We have adopted Accounting Standards Codification Topic (“ASC”) 718, Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RISK FACTORS RELATING TO OUR BUSINESS

Our scope of business is currently limited to small and mid-sized private and government contracts.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 27, 2011, and on March 15, 2011, the Company issued promissory notes in the amounts of $75,000 and $60,000, respectively, to Asher Enterprises, Inc., an unrelated party, at an interest rate of 8%, with a nine month term, and an option to convert the outstanding balance into shares of the Company’s common stock at a 40% discount off the market price at the time of conversion, pursuant to the exemptions from registration provided by Section 4 (2) and Regulation D of the Securities Act.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved

ITEM 5.          OTHER INFORMATION

Entry into a Material Agreement

During the period the Company reached and oral agreement to convert a current debt obligation of $2,442,003 due to WWA Group, Inc. (“WWA Group”), a beneficial owner of the Company’s common stock, into long-term debt. On May 17, 2011 the Company provided WWA Group with a note (the “Note”) to commit the oral agreement to writing.  The Note is for $2,442,000 at an interest rate of six percent (6%) per annum to be paid in full by May 17, 2016. The Note includes a provision by which a nominee of WWA Group may hold one seat on the Company’s board of directors (the Note is attached hereto as Exhibit 10.7).

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

Effective May 17, 2011, the Company’s board of directors appointed Eric Montandon to serve as a director.

Mr. Montandon graduated from Arizona State University in 1988 with a Bachelor’s Degree in Business Finance. After graduation he worked for Winius-Montandon, Inc., as a commercial real estate consultant and appraiser in Phoenix, Arizona until 1992. He was involved in forming Momentum Asia, Inc., a design and printing operation in Subic Bay, Philippines in 1994. Mr. Montandon operated this company as its chief executive office until the middle of 2000. Mr. Montandon joined the board of directors in of Asia8, Inc. (now a holding company with a significant interest in WWA Group) in February 2000 and became director of WWA Group (a beneficial owner of the Company’s common stock) in 2003. Since then he has expanding his roles in both Asia8, Inc. and WWA Group to include all areas of finance, operations and administration.

During the last five years Mr. Montandon has been an officer and director of three public companies: WWA Group (from 2003 to present) (chief executive officer and director), Asia8, Inc. (from 2000 to present) (chief executive officer, chief financial officer and director), and Net Telecommunications, Inc., formerly a telecommunications service provider (from 2000 to present) (director).

The Company has not at this time determined if Mr. Montandon will serve on any standing committee.

Mr. Montandon’s appointment to the Company’s board of directors was in connection with his nomination pursuant to the Note with WWA Group. Mr. Montandon has not entered into any other agreement, arrangement or understanding with the Company or any other persons in connection with his appointment to the Company’s board of directors.

Mr. Montandon is not related to any members of the Company’s board of directors.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 28 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infrastructure Developments Corp.                                        Date

            /s/ Thomas Morgan                                                                 May 23, 2011

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

10.7                Promissory Note with WWA Group, Inc., dated May 17, 2011.

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