Form 10-K
period 2011-06-30
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2011-10-07
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011.

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

Registrant’s telephone number, including area code: (801) 488-2006

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

The aggregate market value of the registrant’s common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (84,022,930 shares) was $1,386,378 based on the average of the bid and ask price ($0.0165) for the common stock on October 5, 2011.

At October 5, 2011, the number of shares outstanding of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 124,365,052.

PART I

ITEM 1.          BUSINESS

As used herein the terms the “Company”, “we”, “our”, and “us” refer to Infrastructure Developments Corp., its subsidiaries, and its predecessors, unless context indicates otherwise. The term “Intelspec” refers to Intelspec International, Inc., the Company’s subsidiary.

Corporate History

The Company was incorporated in Nevada as “1st Home Buy & Sell Ltd.” on August 10, 2006, to operate as a real estate company. On August 31, 2008, the Company ceased all operations to become a “shell” company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and sought to identify a suitable business opportunity. The Company changed its name from “1st Home Buy & Sell Ltd.” to “Infrastructure Developments Corp.” on March 1, 2010, while evaluating possible business combinations, acquisitions or development opportunities.

On April 7, 2010 the Company signed a share exchange agreement to acquire Intelspec from its shareholders in exchange for 14,000,000 shares of its common stock. The acquisition of Intelspec was completed on April 14, 2010, whereby the shareholders of Intelspec acquired 70% of the Company. The closing of the transaction represented a change in control which for financial reporting purposes was characterized as a reverse acquisition or recapitalization of Intelspec. Following the closing of the share exchange agreement, our principal business became that of Intelspec. On April 26, 2010, the Company disclosed the information that would have been required if it were filing a general form for registration of securities on Form 10, as required under Item 2.01(f) of Form 8-K, thereby removing its status as a “shell” company.

The Company effected a six for one forward split of its common stock on June 11, 2010 that increased the Company’s issued and outstanding shares from 20,000,000 to 120,000,000.

The Company

The Company is a global engineering and project management business that provides services through a network of branch offices and subsidiaries located in markets where the Company either has active projects, is bidding on projects, or is investigating project opportunities.

We serve an underserved niche in the global project spectrum, by targeting specialized projects and subcontracts that are too small to attract multinational firms but still require world class engineering expertise. Our business typically focuses on small to mid-size contracts and subcontracts in the $1 million to $10 million range. Few small to medium sized engineering firms in the developed world have the capacity to work in the less developed markets we serve, and local companies generally lack the international-standard expertise demanded by project investors.

We initially targeted a wide variety of private and government funded jobs in the Middle East, particularly in the U.A.E., but the substantial economic slowdown in these markets shifted our focus to U.S. government contracts and subcontracts in Southeast Asia and more recently to projects within the U.S. itself.

U.S. Government Construction and Services

Our key personnel have decades of experience in and performing work for the U.S. Department of Defense (DoD) and Department of State (DoS), largely in challenging overseas environments, and are intimately familiar with both the complex requirements of U.S. government contracts and the unusual challenges of performing high-standard work in isolated and undeveloped environments.

International U.S. Military Projects

The U.S. military is one of the world’s largest sources of construction and service contracts. Construction in Iraq and Afghanistan and other highly visible projects are only part of the DoD’s global construction program. Hundreds of smaller projects are continuously being carried out, largely related to training and support programs for foreign militaries and wide range of bilateral and multilateral military exercises. Many of these take place in areas where we are well positioned to carry out both construction and service work.

U.S. military contracts in Southeast Asia have been a significant source of the Company’s recent work, with projects including:

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

•         Blank Purchase Agreements for heavy equipment and adviser and troop transportation, in support of the 2010 U.S. Army  “Angkor Sentinel” exercise in Cambodia, part of the Global Peace Operations Initiative, which aims to train, and where appropriate equip, 75,000 Peacekeepers worldwide; commenced August 2010, completed August 2011.

•         Design/build contract for the U.S. Navy’s Lido Phase II Project in Indonesia consisting of designing and building a two storey barrack, dining facilities, a mess hall, a kitchen, roads, parking areas, and site utilities; awarded September 29, 2010, construction is scheduled to be completed by the end of October 2011.

Winning and completing these contracts has established our ability to successfully work with the U.S. military in the execution of construction contracts. We intend to expand from this base and aggressively pursue other opportunities in this sector.

International U.S. Diplomatic Construction

The U.S. State Department’s Bureau of Overseas Buildings Operations (OBO) is responsible for building and maintaining U.S. embassies and other diplomatic facilities around the world, and for improving and enhancing their security and effectiveness. Many of their projects are in less developed countries where the Company has the ability to effectively compete for contracts and subcontracts.

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

Project Selection

The number of projects available for bidding within our target range is enormous. The challenge facing the Company is not finding suitable projects to bid on, but rather selecting the opportunities that will be profitable and will align with our business development plan without exposing the Company to unnecessary risks. We use numerous resources to review current and future U.S. government budgets and other market indicators. This information is used to determine which clients, regions, sectors, or countries have the best potential for sustainable growth and profitability.

We typically focus on regional commands such as the U.S. Embassy in Bangkok, USAID – Bangkok, NAVFAC Site Thailand, and U.S. Pacific Command – Hawaii.  We meet regularly with clients to learn of upcoming opportunities, network through the DoD and DoS community for opportunities, and track opportunities on the Federal Business Opportunities webpage (the FBO is the U.S. government’s webpage for posting all U.S. government procurements).

Our most reliable source of information on project opportunities is our frequent meetings and robust relationships with existing clients. These efforts allow us to learn of upcoming opportunities, their challenges, concerns, and requirements for successful execution.

We then collect, review, and track opportunities via our global interactive data lists. This list is integrated with our current business development plan, available resources, and regional partners to select the target projects.  The list ranks opportunities in order of prior, execute ability, potential risk, and sustainable growth per fiscal quarter and year. We develop a capture plan for each opportunity that outlines the opportunity, key for success, competition, and strengths and weaknesses.  Upon finalization of the capture plans, project teams initiate advance, developing as much information as possible on the project, risks, and keys for success. This approach assists in the request for proposal (“RPF”) or tender phase since the majority of risk mitigation, technical and price approach have been pre-determined, allowing project teams and estimators to focus their efforts on the best value, the best possible proposal, and profitability. As each project is executed, information about future opportunities, clients, and services is added to interactive data list for updating and review

Depending on the project and the location, we may bid directly on projects or offer our subcontracting services to larger prime contractors, either on our own or in joint ventures, typically with local or regional companies with resources and experience that complement our own.

We bid all projects with a bottom up detail cost proposal. We carefully review the requests for proposal, conduct site visits, evaluate risks and develop a risk mitigation plan.  We develop subcontractor RFP packages based on RFPs and in accordance with our capture strategy.  We issue these subcontractor RFPs to multiple companies then select a subcontractor based on our pre-established selection criteria.

The U.S. government selection criteria are “lowest price, technically acceptable”.  The process generally requires that we provide clarification on the bids but does not generally allow for negotiation.

The bidding process is as follows:

1)   We identify the market and potential opportunities using our confidential tracking sheet;

2)   We meet with clients and stakeholders to learn the timing of RFP releases and upcoming work;

3)   The RFP is issued by the U.S. military contracting officer;

4)   If we decided to bid, we attend the pre-proposal conference and conduct site visits;

5)   We develop a price and technical proposal; and

6)   We submit a proposal in compliance with RFP requirements.

We then have to wait for a decision as to whether our bid is accepted as technically acceptable at the lowest price.

Non-U.S. Government Contracts

While U.S. government work remains our priority, we still pursue work for other clients, notably our contacts within the government of Ras al Khaimah in the U.A.E. and a private residential construction contract in Jom Tien, Thailand. While economic stresses have reduced the number of such projects available for bidding, we remain alert for opportunities in this field and will continue to bid on contracts appropriate to our capacities and geographic focus.

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

The market for disaster relief and reconstruction efforts encompasses affected populations as well as rapidly deployable operation and residence bases for relief personnel. The need for this type of structure has been powerfully underscored by the recent earthquakes in Haiti and Chile and the devastating tsunami in Southeast Asia. We believe that low-cost, readily transportable prefabricated structures are an ideal solution providing both immediate relief and long-term viability for disaster-affected areas, and are actively pursuing relationships with both relief agencies and governments of disaster-prone areas.

We had planned to utilize our experience with prefabricated housing for a project sponsored by the Angolan government but we have determined that the project is currently not financially feasible for us.

Quarry Products

The Company held a contract with the government of the Emirate of Ras al Khaimah in the U.A.E. to clear a right of way to a project site in the Al Hajar mountains. We operated this project through our subsidiary, Power Track Projects. Compensation for the project was in the form of the right to sell all rock and aggregate removed from the project site, which offers high-grade limestone ideal for crushing into aggregate and for sale as quarry run and armor rock.  We sold these products to construction sites and ready-mix concrete providers primarily in Dubai and Abu Dhabi, in the U.A.E.

We initially suspended quarry operations on the site and believe that the suspension is now permanent. Local political issues, leadership changes, and the continued lack of demand from smaller quarries for materials that were in demand during the UAE building boom of 2000 to 2008, required the Company to suspend operations and take necessary market losses on inventory and equipment. Of the approximately 150 quarries operating in Ras al Khaimah (the location of Power Track’s quarry) in 2007, only five remain operational today. Most quarries remain suspended and have blocked access to the projects and equipment due to unpaid government royalties.

During the year ended June 30, 2011, we sold or impaired all of our assets and inventory associated with Power Track Projects.

U.S. Domestic Operations and Alternative Fuels

The Company has more recently begun contact with major U.S. construction firms to establish strategic partnerships for domestic U.S. military construction projects. Through one of these firms we are able to bid and work on facilities of a classified nature in the United States, a separate and highly specialized market. We continue to pursue these partnerships but to date have not bid on any domestic projects.

Further, during the period the Company made the decision to diversify its operations and determined to address U.S. demand for alternative fuels. Subsequent to the period the Company effected a memorandum of understanding with Cleanfield Energy, Inc., to enter into the compressed natural gas (CNG) industry. We have begun making steps toward operations related to CNG for vehicles in Utah, Arizona and Virginia, primarily related to conversion and refueling.

Subsidiaries

Intelspec was incorporated in Nevada on July 15, 2008. Intelspec acquired Intelspec LLC, a Delaware limited liability company on July 25, 2008. Intelspec acquired Power Track Projects FZE, a United Arab Emirates registered Free Zone Enterprise on October 27, 2008, that is licensed for project and equipment management in the U.A.E. Intelspec formed Intelspec International LLC, a Thai registered foreign branch, in November 2009. We closed our Thai registered foreign branch on July 31, 2011, though we continue to focus our Southeast Asia operations from Thailand.

Competition

Competitors and Prospective Competitors

The Company’s construction and project management operations are designed to exploit a gap in industry competition.  The Company operates in challenging international environments where few if any American or European companies of equivalent size compete.  Competition from international companies in these markets is typically from very large companies such as Caddell Construction, BL Harbert, WESTON, AICI-SP, Aurora Construction, Pernix.  These companies typically do not bid on projects in the range we target.  Instead, we view these companies as clients, rather than competitors, as the large contracts they pursue often contain subcontracts that are within our target range.

Operations to date have demonstrated that these assumptions are valid.  We have yet to bid against a major international company for a targeted project.  Nonetheless, the Company cannot ensure that at some point in the future it may compete with these much larger internationally established companies.

We have been most active in the Southeast Asian construction and project management business, and this activity has generated sufficient experience to analyze current and prospective competition.  To date this competition has come almost exclusively from large local and regionally based construction firms, typically based in Thailand.   The following companies have emerged as consistent competitors for projects pursued by IDVC in key markets:

  Thailand – Burke Construction, Romchat Development Co, Ltd, Civil 9, NSM
  Cambodia – ENDEC, Burke Construction, Romchat Development Co, Civil9
  Indonesia – Burke Construction, Imembra

All of these companies are based and registered in Southeast Asia.  They are well established in the industry and have the technical capacity to compete with us on U.S. government contracts.  All have won and executed contracts of this type.  Typically a range of smaller locally based companies do bid on these projects but their proposals generally fail to pass technical qualification and they do not pose significant competition.

Our operations in markets outside Southeast Asia have not been extensive enough to generate a list of companies actually competing for projects targeted by us.  However, the Company expects the pattern established in Southeast Asia to be repeated in other markets.  Large international firms will generally not compete for these projects, which are too small to attract their attention.  Smaller international firms will not bid because they typically lack the ability to operate effectively in developing nation markets.  Smaller local firms will bid but will fail to pass technical criteria.  Effective competition will come from large, well established, technically competent local firms, which are typically carrying high overhead costs that allow us to bid effectively against them.

The Company expects this general framework to show variance in different markets.  Southeast Asia and the Arabian Gulf market are notable for having well developed local construction industries with a significant number of local companies that are able to submit qualifying bids for the smaller high-specification projects targeted by us.  Outside these core markets the number of technically qualified local companies will be significantly smaller.  We expect significantly less locally based competition in, for example, markets such as East Timor, Bangladesh and similar markets. Markets such as Afghanistan, Uganda, and Djibouti, with the large U.S. Department of Defense presence and interest, are much more competitive.

Basis of Competition in the Industry

U.S. government contracts in our industry for off site procurements are typically awarded on a lowest price, technically acceptable (LPTA) basis, meaning that the contract goes to the company presenting the cheapest technically acceptable bid. On site procurements are often awarded under contracts with which we often bid as a subcontractor or under joint venture agreements with larger companies.

Competition for non-government contracts is substantially more flexible and based more extensively on negotiation and personal contact networks, but price and technical qualification remain the dominant factors.

We do not bid for any contract where bribes, personal considerations, or other illegal mechanisms are involved, even in markets where these practices are locally accepted.

Competitive Advantage

Our competitive advantage is initially built around pursuit of contracts that limit our competition to a very small niche.  By pursuing projects below the size criteria of major multinationals in markets not typically serviced by smaller international firms, we minimize competition from other international companies.  Selection of projects with rigorous technical, bidding, and reporting requirements minimizes competition from smaller, less qualified local and regional firms.  This selectivity effectively limits competition to large, well established local and regional companies.

Our competitive position against these companies is built around the fact that these companies are typically structured as regional equivalents of the very large international construction firms.  They typically maintain large headquarters facilities with extensive staffs needed to support bidding and operations on a very wide range of local and international contracts.  This structure increases their overhead cost and diminishes their ability to field competitive proposals.

Our competitive strategy in dealing with these companies is to maintain an extremely lean corporate structure with minimal staff, facility, and asset depreciation costs, and to focus on a rigorous process of project selection, targeting only those projects the Company is most likely to win and reducing the staff time required for bid preparation. We maintain a very low cost structure, but the Company’s high level of expertise and extensive experience with U.S. government contracting and other projects with rigorous technical specifications enables us to submit bids with a level of technical qualification that other small companies with equivalent cost structures cannot match. Our principal competitive advantages are:

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

Southeast Asia

Southeast Asia has emerged as a major source of contracts.  We are currently working on U.S. military contacts in Cambodia and Indonesia, and have recently completed U.S. military contracts in Thailand and Cambodia.

Southeast Asia provides an ideal working environment for the Company.  There is a substantial U.S. military presence in the area, but it is relatively dispersed and focused on training, disaster relief, support for local forces and civic assistance projects.  These activities provide numerous contract opportunities in our target range.  There is substantial diplomatic construction planned in the area.  There are enough underdeveloped areas to draw substantial development and relief aid spending, but the region as a whole is economically dynamic enough to generate substantial private contraction opportunities.  The region enjoys a relatively high degree of political stability and presents a very manageable risk picture.

Indonesia and East Timor, along with Malaysia, Papua New Guinea, and the southern Philippines are active with new U.S. government funded building projects and private sector projects, including infrastructure, oil & gas, and mining projects. These markets are determined to be relatively open to new qualified bidders relative to other project markets in Southeast Asia and the Pacific Rim.

The Company has bid on several projects in this region and is investigating other bid opportunities.  Our demonstrated capacity to perform work in this region, our current projects in Cambodia and Indonesia, and our physical presence in Thailand provide a solid base for regional expansion, and we believe that Southeast Asia will be a major source of projects for us for years to come.

The Middle East

The Company was formed largely to exploit the booming project market of the Middle East, particularly the Arabian Gulf region.  The impact of the recent economic slowdown led the Company to prioritize U.S. Government contracts over the primarily private contract opportunities in the Gulf region, which suffered a severe slowdown.  The region is now making a significant comeback, driven by sustained high oil prices, which have provided substantial revenues and enabled both governments and private entities to resume spending, primarily on basic infrastructure and expanded oil & gas production.  The general prosperity of the region offers limited scope for development aid contracting, but U.S. military spending on facilities is substantial, with ongoing construction and extensive proposed work in Oman, Qatar, and Kuwait.  There is also substantial diplomatic construction ongoing and proposed, and the strategic significance of this region is likely to generate continued U.S. government spending.  Private construction is rapidly recovering and offers large numbers of contract opportunities.

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

Office of Foreign Assets Control

The Office of Foreign Assets Control ("OFAC") of the U.S. Department of the Treasury administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States. OFAC acts under Presidential national emergency powers, as well as authority granted by specific legislation, to impose controls on transactions and freeze assets under U.S. jurisdiction. Since the Company is a U.S. corporation, it is bound to the regulations of OFAC. Although we have never contracted nor made any effort to contract with countries which OFAC has identified as state sponsors of terrorism, the possibility exists that certain OFAC sanctioning methods could be employed against certain of our operations.

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

Employees

We have one full-time employee in Virginia. We also have part-time consultants in Utah, Dubai, and Thailand. We believe we have a good working relationship with our employee and consultants, which are not represented by a collective bargaining organization. We also use third party consultants to assist in the completion of various projects; third parties are instrumental to keep the development of projects on time and on budget. Our management expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

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

ITEM 1A.       RISK FACTORS

Risk Factors Relating To Our Business

The Company’s ability to continue as a going concern is in question

The Company’s auditors included an explanatory statement in their report on our consolidated financial statements for the years ended June 30, 2011 and 2010, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include a working capital deficit, negative cashflows, and accumulated losses.

Our scope of our business is currently limited to small and mid-sized private and government contracts.

The Company is a global engineering and project management service provider; however a substantial economic slowdown in these markets has led the Company to focus primarily on U.S. government contracts and subcontracts.  If we cannot continue to attain new government contracts and/or new subcontracts from some larger engineering contractors, our business could be adversely affected. Furthermore, if the demand engineering and project management continues to slowdown within our market, the Company could be adversely affected.

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

Our activities are affected by the level of U.S. defense spending, and a reduction in current defense budget expenditures or changing governmental priorities could significantly reduce sales under governmental contracts.

Our revenues from the U.S. government largely result from contracts awarded by military purchasers under various defense programs. The funding of defense programs is subject to the overall U.S. governmental budget and appropriation decisions and processes, and our programs must compete for funding with nondefense programs and other defense programs in which we are not involved. U.S. governmental budget decisions, including defense spending, are based on changing governmental priorities and objectives, which are driven by numerous factors, including national and international geopolitical events and economic conditions, and are beyond our control.  In recent years, the overall level of U.S. defense spending has increased for numerous reasons, including increases in funding of operations in Iraq and Afghanistan and the U.S. Department of Defense’s military transformation initiatives. We cannot assure that U.S. defense spending will continue to grow, particularly in view of the recent changes in the controlling political party in Congress. Significant changes to U.S. defense spending could have long-term consequences for the market of our services. In addition, as a result of changing governmental priorities and requirements, defense spending could shift away from the current importance of military force and facility construction into new areas, and the timing of funding of force and facility construction could change.  Shifts or reductions in defense spending or changes in timing could result in the reduction or elimination of, or the delay in, funding of one or more of our defense programs, which could negatively impact our results of operations and financial condition.

A large scope of our business is governed by U.S. governmental contracts, which are subject to continued appropriations by Congress and termination.

We supply engineering and project management either directly or as a subcontractor for various U.S. governmental civilian and military programs, all of which are generally subject to congressional appropriations.  Congress generally appropriates funds on a fiscal year basis even though a program may extend for several years.  Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations.  U.S. governmental contracts and subcontracts under a program are subject to termination or adjustment if appropriations for such program are not available or change.  In addition, U.S. governmental contracts generally contain provisions permitting partial or total termination, without prior notice, at the U.S. government’s convenience as well as termination for default based on performance.  Upon termination for convenience, we generally will be entitled to compensation only for services rendered and commitments completed at the time of termination.  A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders.

Our financial performance is highly dependent on our procurement, performance, and payment under our U.S. governmental contracts.  The termination of one or more large contracts, whether due to lack of funding, for convenience, or otherwise, could materially adversely affect our business.  In such an event, our losses would likely increase as we would continue to incur operating costs as we sought to procure new U.S. government contracts to offset the revenues lost as a result of any termination of our contracts.  Among the factors that could materially adversely affect our federal governmental contracting business are:

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

Risks Relating to Our Common Stock

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

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as discussed in the following risk factor, has increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly.

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

The Company’s past and future capital funding needs results in dilution to existing shareholders.

During the year ended June 30, 2011 we realized funding of $175,000 from Asher Enterprises, Inc., in the form of convertible notes, $57,000 of which to date has been converted into over 4,000,000 shares of our common stock. Additionally, we will need to realize capital funding over the next year to further our business plan. We intend to raise this capital through equity offerings, debt placements or joint ventures. Should we secure a commitment to provide us with capital, such commitment may obligate us to issue shares of our common stock, warrants or create other rights to acquire our common stock. The issuances to Asher Enterprises and any new issuances of our common stock result in a dilution of our existing shareholders interests.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

During the year ended June 30, 2011, our principals and key consultants operated out of their individual office spaces for which we paid no rent. Our principal executive office is located at 299 S. Main Street, 13th Floor, Salt Lake City, Utah  84111. The office is located in a shared office space with a yearly rental of $588 payable on a month to month basis; we pay additional amounts to lease out additional space, as needed. Our telephone number is (801) 488-2006 and our fax number is 801-747-6836.

During the year ended June 30, 2011, we also maintained office space of approximately 1,000 square feet and approximately 10,000 square foot workshop and related buildings located at 354/74 Soi 5 Khao Pratumnak, Nongprue, Banglamung, Chonburi, Thailand 20150. This space is rented from an unrelated party at a yearly rental of $10,000, prepaid through December 2011, from which we control our projects in Southeast Asia.

Our belief is that the spaces described are adequate for our immediate needs though additional space may be required at some future time as we seek to expand our operations. Should we require additional space, we do not foresee any significant difficulties in obtaining such space.

We do not presently own any real property.

ITEM 3.          LEGAL PROCEEDINGS

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock has been quoted on the OTCQB electronic quotation system under the symbol “IDVC”. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following table sets forth the high and low bid prices for the common stock as reported for each quarterly period from the last two years.

High and Low Bid Prices Since Quotation on the OTCBB
Year	Quarter Ended	High	Low
2011	June 30	$0.35	$0.06
	March 31	$0.65	$0.10
2010	December 31	$0.75	$0.25
	September 30	$0.67	$0.51
	June 30	$2.50	$0.42*
	March 31	$0.21*	$0.18*
2009	December 31	$0.18*	$0.18*
	September 30	$0.33*	$0.17*

         *   These prices reflect the six for one forward split effected on June 11, 2010.

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of June 30, 2011, the Company had 238 shareholders of record holding a total of 120,125,000 shares of fully paid and non-assessable common stock of the 500,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders since shares of our outstanding common stock are held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

The Company has no authorized shares of preferred stock.

Warrants

As of June 30, 2011, the Company had no warrants to purchase shares of stock.

Stock Options

As of June 30, 2011, the Company had no stock options to purchase shares of stock.

The Company entered into an agreement with its chief executive officer that provides for a three-year term, effective August 5, 2008, that included a monthly fee and participation in a stock option plan. However, we do not have a stock option plan at this time. We have an oral agreement with our chief executive officer to provide him with options upon approval of a stock option plan

Dividends

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

Securities Authorized For Issuance under Equity Compensation Plans

None.

Convertible Securities

As of June 30, 2011, the Company had three promissory notes with an aggregate value of $175,000 convertible into shares of the Company stock. The notes have interest rates of 8%, nine month terms, and the option to convert the outstanding balances at a 40% discount off the market price at the time of conversion.

Note Amounts	Due	Conversion Amounts	Conversion Shares	Conversion Dates	Remaining Balance
$75,000	October 27, 2011
		$15,000	374,065	August 11, 2011
		$14,000	397,727	August 17, 2011
		$16,000	526,316	August 22, 2011
		$12,000	821,918	August 31, 2011
					$18,000
$60,000	December 15, 2012				$60,000
$40,000	March 1, 2012				$40,000
Total					$118,000

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On January 27, 2011, March 15, 2011, and June 1, 2011 the Company issued promissory notes in the amounts of $75,000, $60,000, $40,000 respectively, to Asher Enterprises, Inc., an unrelated party, at an interest rate of 8%, with a nine month term, and an option to convert the outstanding balance into shares of the Company’s common stock at a 40% discount off the market price at the time of conversion, pursuant to the exemptions from registration provided by Section 4 (2) and Regulation D of the Securities Act. Subsequent to the year ended June 30, 2011, we have issued an aggregate of 2,120,026 shares of our common stock upon receiving conversion notices by Asher Enterprises, Inc.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the offers were isolated private transactions by the Company which did not involve public offerings; (2) the offeree has access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

The Company complied with the requirements of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) offering only to an accredited offeree; (iii) having not violated antifraud prohibitions with the information provided to the offeree; (iv) being available to answer questions by the offeree; and (v) providing restricted promissory notes to the offeree.

On January 17, 2011, the Company authorized the issuance of 125,000 shares of common stock to CityVac for consulting services at $0.56 per share for an aggregate of $70,000, pursuant to the exemptions from registration provided by Section 4 (2) and Regulation D of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances offer was an isolated private transaction by the Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

The Company complied with the requirements of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) offering only to an accredited offeree; (iii) having not violated antifraud prohibitions with the information provided to the offeree; (iv) being available to answer questions by the offeree; and (v) issuing restricted securities to the offeree.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Transfer Agent and Registrar

The contact information for our transfer agent is as follows:

Action Stock Transfer Corp.
2469 E. Fort Union Blvd, Ste 214
Salt Lake City, UT 84121

(801) 274-1088
www.actionstocktransfer.com

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

For the year ended June 30, 2011:

(i)                 The Company began construction on the design / build contract for the U.S. Navy’s Lido Phase II Project in Indonesia that was awarded to us in September 2010. The project includes building a two-storey barrack, dining facilities, a mess hall, a kitchen, roads, parking areas, and site utilities. The project will be completed by October 2011. We also began discussions with the client to prepare for bids on subsequent phases of the Lido project on the same site.

(ii)               The Company supplied the U.S. Army - 411th Contracting Support Brigade with equipment, material, transportation and advisers for the "Ankor Sentinel" training exercise in Cambodia as part of the 2010 training program of the Global Peace Operations Initiative (GPOI), implemented by the United States Pacific Command (PACOM) in accordance with one of the Company’s Blank Purchase Agreements.

(iii)             The Company pre-qualified for logistics and supply contract bidding for the U.S. military’s joint Cobra Gold exercise in Thailand though ultimately it did not bid on any contracts related to this exercise.

(iv)             The Company signed a memorandum of agreement on October 18, 2010, with the owner of an oil sands concession in Indonesia; the agreement is structured as a profit sharing arrangement that provides us with an opportunity to manage the sale or lease of the 2,000 hectare project, as well as the right to overall management of the concession; we consulted with the owner and potential third party joint venture candidates for the project during November and December 2010. To date we have been unable secure the requisite funding to begin work on this project and are currently determining whether to renew this memorandum which expires on October 18, 2011.

(v)               The Company signed a memorandum of understanding on November 20, 2010, with a local developer and an international consultant to manage the development of a 9,000 unit pre-fabricated housing program for the government of Angola; the Angolan government is in the early stages of a $50 billion program to build one million pre-fabricated and system-built affordable homes across the country; we expect to be involved in this program over the next several years, in cooperation with established local companies and international consultants. To date we have been unable secure the requisite funding to begin substantive work on this project and are currently determining whether to renew and assign the memorandum to a third party. The memorandum expires on November 20, 2011.

(vi)             Due to logistical constraints, the Company decided not to pursue additional projects in Africa.

(vii)           The Company began contact with major U.S. construction firms to establish strategic partnerships for domestic U.S. military construction projects.

(viii)         Power Track wrote off 100% of its processed material inventory and sold all of its equipment at a substantial loss; it is unlikely that Power Track will to resume quarry operations.

(ix)             The Company entered into an agreement with a founding shareholder of Intelspec to convert $2,442,000 in current debt to long-term debt; the agreement provides for the debt to incur interest at 6% per annum going forward payable after a five-year period and includes a discounted prepayment option, an option for the debt holder to convert to equity, and a provision for board of director representation at the request of the debt holder.

(x)               The Company identified and began the bidding process for additional projects in Thailand, East Timor, and Cambodia.

(xi)             The Company appointed an individual to serve as its chief financial officer and principal accounting officer to bifurcate the duties of our executive offices and appointed an additional director to our board of directors.

Further, during the period the Company made the decision to diversify its operations and determined to address U.S. demand for alternative fuels. At which time we began researching compressed natural gas (CNG) for vehicles.

Subsequent to the period the Company entered into a memorandum of understanding with Cleanfield Energy, Inc., dated July 1, 2011 as amended on July 7, 2011. Pursuant to the MOU we expect to enter into a joint venture with the company or will acquire the company. Our right to acquire the company is granted pursuant to our providing them interim funding to cover expenses for the furtherance of our business plan of converting fleet vehicles to CNG and to provide CNG fueling points at new or existing gas stations.

We are planning on opening a conversion location with Cleanfield Energy, Inc., in the Phoenix, Arizona area and have concentrated our fueling point efforts on Colorado and Utah. Further, we are looking at building coalitions for wide-scale conversion and fueling in Virginia.

Net Losses

Net loss for the year ended June 30, 2011 was $5,876,024 as compared $175,309 for the year ended June 30, 2010. The increase in net loss over the comparable periods is primarily due the suspension of Power Track’s business. This suspension had a detrimental affect on our net revenues and accordingly gross profit, our operating expenses, and our other expenses. The Company is confident that it is moving past losses associated with Power Track and that it will transition back to net income in the next twelve months based on the successful completion of project management contracts.

Net Revenues

Net revenues for the year ended June 30, 2011 decreased to $602,437 from $3,007,737 for the year ended June 30, 2010, a decrease of 80%. The decrease in net revenues over the comparable periods can be attributed to a decrease in project management contract revenues as well as a lack of equipment rentals in the current periods due to Power Track’s suspension of quarry operations. The decrease in project management contract revenues is due to a gap in management contract operations after narrowly losing several bids. The Company remains in competition for several project management contracts and will realize project management contract revenue from the Lido Phase II project through October 2011. Net revenues are expected to increase as a result of the Lido Phase II project and the anticipated successful award of additional contracts over the next twelve months.

Gross Losses/Profit

Gross loss for the year ended June 30, 2011 was $275,429 as compared to a gross profit of $329,601 for the year ended June 30, 2010. The transition to gross loss in the current period is due, in part, to the state of our current project which was in its initial revenue phase at the end of the period. We expect to transition to back to gross profit over the next twelve months in step with our expectation of an increase in revenues.

Operating Expenses

Operating expenses for the year ended June 30, 2011 increased to $1,605,184 from $608,494 for the year ended June 30, 2010, an increase of 164%. Operating expenses are from general, selling and administrative expenses, salaries and wages, and depreciation and amortization expense. Over the periods general, selling and administrative expenses increased to $762,055 from $275,729. Over the periods salaries and wages increased to $318,444 from $276,692. Over the periods bad debt expense increased to $524,684 from $0. Over the periods depreciation and amortization expense decreased to $0 from $56,074. The increase in general, selling and administrative expenses over the periods is primarily due to a royalty expense paid by Power Track of $278,273, repair and maintenance expenses at our Intelspec Thailand branch of $145,581, and an investor relations expense of $115,260. We expect operating expenses to decrease in the near term as we do not expect to incur these three expenses during the year ended June 30, 2012. Depreciation and amortization expenses for the year ended June 30, 2011 and 2010 were $0 and $56,074, respectively.

Other Income/Expenses

Other expenses for the year ended June 30, 2011 were $3,995,411 compared to other income for the year ended June 30, 2010 of $103,585. The transition to expenses from income over the comparative periods is primarily due to a current period loss of $1,981,604 on the write down of Power Track’ inventory (mainly processed limestone), a loss of $1,091,071 on the sale of Power Track’s fixed assets (crushing and mobile earthmoving equipment, a mobile labor camp, trucks, generators, and compressors for use in Power Track’s mining operations), and a write off of 1,244,703 on Power Track’s fixed assets.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of June 30, 2011, the Company had a working capital deficit of $440,384. The Company’s current and total assets were $215,843 consisting of cash, inventories, prepaid expenses and other current assets. The Company’s current liabilities were $656,227 consisting of notes payable, accounts payable and accrued expenses. The Company’s total liabilities were $3,065,230 consisting of current liabilities as well as long-term debt equal to $2,409,003. Stockholders deficit in the Company was $2,849,387 as of June 30, 2011.

Cash flows used in operating activities for the year ending June 30, 2011 were $2,864,418 compared to cash flows provided by operating activities of $623,595 for the year ending June 30, 2010. Cash flow used in operating activities in the current period is primarily due to net losses from Power Track’s operations and an adjustment from the decrease in current debt due to its conversion into long-term debt offset by $175,000 realized from the issuance of three promissory notes each with a nine month term and holder’s option to convert the outstanding balance into shares of the Company’s common stock at a 40% discount to the market price at the time of conversion. The conversion from short term to long-term debt stemmed from our debt obligation to WWA Group, Inc. (a beneficial owner of our common stock) in the amount of $2,442,000 which was converted to a note for the balance bearing interest at 6% due on May 17, 2016. The new note includes a provision by which a nominee of WWA Group may hold one seat on the Company’s board of directors. The Company expects to transition to cash flow provided by operations in the near term with anticipated decreases in losses and increases in revenue.

Cash flows provided by investing activities for the year ending June 30, 2011 were $412,448 as compared to cash flows used in investing activities $1,165,652 for the year ending June 30, 2010. Cash flows provided in the current period are attributable to the sale of property and equipment related to Power Track’s operations. The Company expects to use cash flow in investing activities in future periods in connection with the expansion of its business or the acquisition of other related businesses.

Cash flows provided by financing activities for the year ending June 30, 2011 were $2,479,003 as compared to $471,831 for the year ending June 30, 2010. Cash flows provided in the current period are attributable to the conversion of current debt with WWA Group, Inc., into long-term debt and to a lesser extent common stock issued against services. The Company expects to realize cash flows provided by financing activities in the near term in connection with debt or equity financings.

The Company’s current assets are insufficient to meet its business objectives over the next twelve (12) months. We need a minimum of $1,000,000 in debt or equity financing to finance the expansion of our business. However, we have no commitments or arrangements for the requisite financing, and our shareholders are the most likely source of loans or equity placements in the near term. Our inability to obtain additional financing would have a material adverse affect on our business operations.

We have no lines of credit or other bank financing arrangements in place.

We have no commitments for future capital expenditures that were material at the end of the period.

We have no defined benefit plans in place though we do have contractual commitment with our chief executive officer.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this annual report, with the exception of historical facts, are forward looking statements. We are ineligible to rely on the safe-harbor provision of the Private Litigation Reform Act of 1995 for forward looking statements made in this annual report. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of a working capital deficit, negative cash flows, and accumulated net losses. Our ability to continue as a going concern is subject to the ability of the Company to transition to net income in 2012 and obtaining additional funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) transitioning back to gross profit; (ii) decreases in expenses; (iii) financing from private placement sources; and (iv) converting outstanding debt to equity. Although the Company believes that it will be able to remain a going concern, through the methods discussed above, there can be no assurances that such methods will prove successful.

Recent Accounting Pronouncements

Please see Note 11 to our consolidated financial statements for recent accounting pronouncements.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended June 30, 2011 and 2010 are attached hereto as F-1 through F-13.

INFRASTRUCTURE DEVELOPMENTS CORP.

June 30, 2011 and June 30, 2010

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

Consolidated Statements of Operations                                                     F-4

Consolidated Statement of Stockholders’ Equity (Deficit)                           F-5

Consolidated Statements of Cash Flows                                                    F-6

Notes to Consolidated Financial Statements                                               F-7

Pinaki & Associates LLC

Certified Public Accountants

   625 Barksdale Rd, Suite 113,

Newark, DE 19711

   Phone: 510-274-5471 | pmohapatra@kjerryg.com

To the Board of Directors

Infrastructure Developments Corp.

299 S. Main Street, 13th Floor

Salt Lake City

Utah 84111

We have audited the accompanying consolidated balance sheets of Infrastructure Developments Corp. and subsidiaries as of June 30, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended June 30, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company’s financial statements as of June 30, 2010 and for the year then ended, were audited by other auditors whose report thereon, dated October 12, 2010, expressed an unqualified opinion on those statements. As of the date of issuance of this report, the predecessor auditors have ceased operations with respect to public entities.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infrastructure Developments Corp. and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended June 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Pinaki & Associates LLC.

Hayward, CA

October 7, 2011

Infrastructure Developments Corp.
Consolidated Balance Sheets

ASSETS	As of June 30, 2011	As of June 30, 2010

CURRENT ASSETS

Cash	$ 82,973	$ 55,939
Receivables, net	-	577,471
Inventories	67,744	2,231,449
Prepaid expenses	49,073	177,391
Other current assets	16,053	218,971
Total current assets	215,843	3,261,220.16

FIXED ASSETS, Net	-	2,986,340

TOTAL ASSETS	$ 215,843	$ 6,247,561

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes Payable	$ 421,226	$ 2,434,002
Accounts payable	27,856	598,379
Accrued expenses	207,144	258,543
Total current liabilities	656,227	3,290,924

Long-term debt	2,409,003	-

TOTAL LIABILITIES	3,065,230	3,290,924

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock
Authorized: 500,000,000 common shares with $0.001 par value
Issued: 120,125,000	120,125	30,379

Additional paid-in capital	5,926,649	5,946,396

Retained earnings	(8,896,162)	(3,020,138)

Total Stockholders' Equity (Deficit)	(2,849,387)	2,956,637

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 215,843	$ 6,247,561

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp.
Consolidated Statements of Operations

	Year Ended	Year Ended
	June 30, 2011	June 30, 2010
Net revenues:
Contract Income	$ 300,492	$ 320,093
Revenue from equipment rental	-	982,688
Project Management	301,945	1,704,956
Total net revenues	602,437	3,007,737

Cost of Goods Sold	877,866	2,678,136

Gross profit (Loss)	(275,429)	329,601
Operating expenses:
General, selling and administrative expenses	762,055	275,729
Salaries and wages	318,444	276,692
Bad debt expense (Power Track)	524,685	-
Depreciation and amortization expense	-	56,074

Total operating expenses	1,605,184	608,494

Income (loss) from operations	(1,880,613)	(278,893)
Other income (expense):
Interest income (expenses)	(16,577)
Loss in inventory write down	(1,981,604)	-
Loss in sale of fixed assets	(1,091,071)	-
Write off of fixed assets	(1,244,703)	-
Other income (expense)	338,544	103,585

Total other income (expense)	(3,995,411)	103,585

Income (loss) before income tax	(5,876,024)	(175,309)

Provision for income taxes	-	-

Net Income (Loss)	$ (5,876,024)	$ (175,309)

Basic income (loss) per share	$ (0.38)	$ (0.01)

Fully diluted income (loss) per share	$ (0.38)	$ (0.01)

Basic weighted average number of shares outstanding	15,500,000	15,500,000

Fully diluted weighted average number of shares outstanding	15,500,000	15,500,000

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp.
Consolidated Statements of Stockholders' Equity

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
					-
Balance, June 30, 2009	14,000,000	14,000	5,235,273	(2,590,092)	2,659,181

Common stock issued @ $0.487 per share for cash consideration	113,300	113	56,256		56,369

Common stock issued @ $0.40 per share for cash consideration	819,690	820	327,056		327,876

Recapitalization of equity in reverse acquisition	(932,990)	-			-
Acquisition of IDVC	6,000,000	15,446	120,405	(254,737)	(118,886)

Forgiveness of debt by former parent			207,406		207,406

Forward split (dividend) of common stock at 6 for 1, effective June 11, 2010	100,000,000	89,621	(89,621)		-

Net Loss				(175,309)	(175,309)

Balance, June 30, 2010	120,000,000	120,000	5,856,775	(3,020,138)	2,956,637

Common Stock issued at $0.56 per share for services	125,000	125	69,875		70,000

Net Loss				(5,876,024)	(5,876,024)

Balance, June 30, 2011	120,125,000	120,125	5,926,650	(8,896,162)	(2,849,387)

The accompanying notes are an integral part of these financial statements.

Infrastructure Developments Corp.
Consolidated Statements of Cash Flows

	Year ended	Year ended
	June 30, 2011	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income ( loss)	$ (5,876,024)	$ (175,309)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	238,117	324,546
(Gain)Loss on disposition of assets	2,335,774	-

Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	577,470	240,800
Inventories	2,163,704	130,000
Prepaid expenses	128,318	(68,179)
Other current assets	202,918	(163,936)
Increase (decrease) in:
Notes payable	(2,012,776)	106,445
Accounts payable	(570,522)	34,427
Accrued liabilities	(51,399)	194,799

Net Cash Provided (Used) in Operating Activities	(2,864,418)	623,595

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(1,225,652)
Proceeds from sale of Fixed Assets	412,448	60,000

Net Cash Provided (Used) by Investing Activities	412,448	(1,165,652)

CASH FLOWS FROM FINANCING ACTIVITIES

Common Stock issued against services	70,000	-
Stock Subscription	-	383,312
Acquisition of business, net of cash acquired	-	88,519
Increase in Long term debt	2,409,003	-

Net Cash Provided by Financing Activities	2,479,003	471,831

NET INCREASE IN CASH	27,033	(70,225)

CASH AT BEGINNING OF PERIOD	55,939	126,164

CASH AT END OF PERIOD	$ 82,973	$ 55,939

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

June 30, 2011 and 2010

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

On April 14, 2010, the Company and Intelspec International Inc. (“Intelspec”), a Nevada corporation, engaged in engineering, construction, and project management executed a stock exchange agreement, whereby the Company agreed to acquire 100% of the issued and outstanding shares of Intelspec in exchange for 14,000,000 shares of the Company’s common stock. Because the owners of Intelspec became the principal shareholders of the Company through the transaction, Intelspec is considered the acquirer for accounting purposes and this transaction is accounted for as a reverse acquisition or recapitalization of Intelspec.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has accumulated losses and working capital and cash flows from operations are negative which raises doubt as to the validity of the going concern assumptions. These financials do not include any adjustments to the carrying value of the assets and liabilities, the reported revenues and expenses and balance sheet classifications used that would be necessary if the going concern assumption were not appropriate; such adjustments could be material.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

a.       Principles of Consolidation

The consolidated financial statements herein include the operations of Intelspec and the consolidated operations of Infrastructure Development Corp. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

b.      Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

June 30, 2011 and 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

During the year ended June 30, 2011, the Company wrote off $524,685 as bad debt from its receivable as it is considered uncollectible.

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

During the year ended June 30, 2011 the Company experienced a loss of $1,981,604 from the obsolete inventory of Power Track upon closing the quarry.

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

During the year ended June 30, 2011 the Company wrote off $1,244,703 of its fixed asset due to the closing of the quarry

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

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

June 30, 2011 and 2010

 NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

      g.   Stock Based Compensation

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

The Company issued no compensatory options to its employees during the years ended June 30, 2011 and 2010.

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

i.        Advertising

The Company expenses the cost of advertising as incurred. For the year ended June 30, 2011 and 2010, the Company had no advertising expenses.

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

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

June 30, 2011 and 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

            l. Impairment of Long-Lived Assets

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  In addition, depreciation of the asset ceases.  During the years ended June 30, 2011 and 2010, $1,244,703 and $0 respectively were written off from the Company’s long-lived assets.

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

NOTE 4 – ESTIMATES

The preparation of financial statements in conformity with accounting principles generally   accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

NOTE 5 – SHORT-TERM NOTES PAYABLE AND LINES OF CREDIT

The Company has from time to time short-term borrowings from various unrelated and related entities.  These advances are non-interest bearing, unsecured and due upon demand. Because of the short-term nature of the notes the Company has not imputed an interest rate.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

June 30, 2011 and 2010

NOTE 6 – REVERSE ACQUISITION

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

NOTE 7 – LITIGATION

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business.  The Company is currently not aware of any such items, which it believes could have a material effect on its financial position.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had payable to related parties totaling $2,409,003 as of June 30, 2011 and $2,434,002 as of June 30, 2010. The payables had 6% annual interest effective from May 17, 2011, unsecured and were due in full within 5 year of the execution of the Note. The Note was executed on May 17, 2011.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, investments, receivables, payables, and notes payable.  The carrying amount of cash, investments, receivables, and payables approximates fair value because of the short-term nature of these items.  The carrying amount of long-term notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

NOTE 10 – LONG TERM DEBT

            On May 17, 2011 the Company had converted $2,442,000 of short term loan due to WWA Group, Inc., to long term debt payable in full within 5 years of the execution of the Note. The Note was executed on May 17, 2011. The Note carries an annual interest of 6%.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued an accounting standard update to provide guidance on achieving a consistent definition of and common requirements for measurement of and disclosure concerning fair value as between U.S. GAAP and International Financial Reporting Standards. This accounting standard update is effective for the Company beginning in the third quarter of fiscal 2012. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements but does not expect it will have a material impact.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

June 30, 2011 and 2010

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS - continued

In June 2011, the FASB issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This accounting standard update is effective for the Company beginning in the first quarter of fiscal 2013.

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2013 and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

NOTE 12 – STOCKHOLDERS' EQUITY

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

On January 17, 2011, the Company issued 125,000 shares of common stock to an unrelated party for consulting services at $0.01 per share.

As of June 30, 2011, the Company had 120,125,000 shares of common stock issued and outstanding.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

June 30, 2011 and 2010

NOTE 13 – SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the Company has evaluated subsequent events through the date which the financial statements were available to be issued. The Company has determined that the following such event warrants disclosure or recognition in the financial statements:

•         On July 1, 2011, as amended on July 7, 2011 the Company entered into a memorandum of understanding with Cleanfield Energy, Inc. Pursuant to the MOU we expect to enter into a joint venture or will acquire the company. Our right to acquire the company is granted pursuant to our providing them interim funding to cover expenses for the furtherance of our business plan of converting fleet vehicles to CNG and to provide CNG fueling points at new or existing gas stations.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

The Company identified the following material weakness: Lack of Appropriate Independent Oversight.

The board of directors has not provided an appropriate level of oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting since there are, at present, no independent directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions.  While this control deficiency did not result in any audit adjustments to our 2011 or 2010 interim or annual financial statements, it could have resulted in material misstatement that might have been prevented or detected by independent oversight. Accordingly we have determined that this control deficiency constitutes a material weakness.

The Company intends to remedy the material weaknesses by forming an audit committee made up of independent directors that will oversee management.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only a management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended June 30, 2011, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting except for our response to the inadequate segregation of duties consistent with control objectives. During the current annual period we engaged an individual to serve as chief financial officer and principal accounting officer to segregate the duties of chief executive officer with that of our chief financial officer and principal accounting officer.

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

Name	Age	Position(s) and Office(s)
Thomas R. Morgan	51	Chief Executive Officer and Director
Digamber Naswa	53	Chief Financial Officer
Shawn Teigen	39	Secretary and Director
Eric Montandon	46	Director

Thomas R. Morgan –  Chief Executive Officer and Director

Since April 10, 2010, Thomas R. Morgan has served as Chief Executive Officer and as a director of the Company. He has been the executive officer and a director of Intelspec since August 5, 2008.

Tom Morgan has over 20 years of experience in major project management in multicultural environments. He is a specialist in high-threat area operations, with extensive experience in Afghanistan, Iraq, Africa, and other highly challenging environments. Mr. Morgan holds an Electrical Engineering degree from Pennsylvania State University. As a field engineer for the U.S. State Department’s Diplomatic Communications Service he gained extensive experience in critical security situations; he has received law enforcement and counterterrorism training and has developed cutting edge communications networks for U.S. diplomatic missions across the globe. From 1988 to 1998 he served as Director of Operations for the Radio Free Europe/Radio Liberty network, and most recently, he was Managing Director/Dubai for the Middle East Broadcasting Networks. Mr. Morgan has held responsibility for project budgets in excess of $50 million, and has achieved a remarkable record of efficient and innovative technical management in some of the most challenging environments on the planet.

During the last five years Mr. Morgan has not been an officer or director of any other public companies.

Digamber Naswa – Chief Financial Officer

Since June 14, 2011, Digamber Nawsa has served as chief financial officer and principal accounting officer.

Mr. Naswa is a science graduate from the Kurukshetra University, India. He finished his Chartered Accountancy from the Institute of Chartered Accountants of India in 1984. He spent almost 20 years serving different industries in India and the United Arab Emirates in his various capacities as accounts officer, finance manager, deputy general manager and financial controller. Mr. Naswa has worked as the chief financial officer and principal accounting officer of WWA Group, Inc. (2003 to present), the financial controller of World Wide Auctioneers, Ltd. (2002 to present), the financial controller of Trust Garment Factory, Ltd., (2000 to 2002), and the deputy general manager with Xpro India, Ltd. (A division of Cimmico Birla) (1996 to 2000).

During the last five years Mr. Naswa has been an officer and director of WWA Group, Inc. (from 2003 to present).

Shawn Teigen – Secretary and Director

Since April 10, 2010, Shawn Teigen has served as Secretary and as a director of the Company. He has been a director of Intelspec since July 15, 2008.

Shawn Teigen has been providing consulting services to early-stage businesses for the past 10 years.

He is the president of an oil and gas company with operations in Wyoming. Mr. Teigen also serves on the board of directors of certain public-sector and non-profit organizations. He spent two years in Kazakhstan as a U.S. Peace Corps volunteer. Mr. Teigen holds a Master of Public Policy and a BS in Management from the University of Utah.

During the last five years Mr. Teigen has not been an officer or director of any other public companies.

Eric Montandon – Director

Since May 17, 2011, Eric Montandon has served as a director of the Company.

Mr. Montandon graduated from Arizona State University in 1988 with a Bachelor’s Degree in Business Finance. After graduation he worked for Winius-Montandon, Inc., as a commercial real estate consultant and appraiser in Phoenix, Arizona until 1992. He was involved in forming Momentum Asia, Inc., a design and printing operation in Subic Bay, Philippines in 1994. Mr. Montandon operated this company as its chief executive office until the middle of 2000. Mr. Montandon joined the board of directors in of Asia8, Inc. (now a holding company with a significant interest in WWA Group, Inc.) in February 2000 and became director of WWA Group, Inc. in 2003. Since then he has expanding his roles in both Asia8, Inc. and WWA Group, Inc. to include all areas of finance, operations and administration.

During the last five years Mr. Montandon has been an officer and director of three public companies: WWA Group, Inc. (from 2003 to present) (chief executive officer and director), Asia8, Inc. (from 2000 to present) (chief executive officer, chief financial officer and director), and Net Telecommunications, Inc., formerly a telecommunications service provider (from 2000 to present) (director).

Mr. Montandon’s appointment to the Company’s board of directors was in connection with his nomination pursuant to a condition attached to a promissory note provided by the Company to WWA Group, Inc.

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

Compliance with Section 16(a) o f the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of the following persons or entities which, during the period ended June 30, 2011, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

  Steven Rogers failed to file Forms 4 and/or 5.
  World Wide Auctioneers Ltd., failed to file Forms 4 and/or 5.

Family Relationships

There are no family relationships between or among the directors or executive officers

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of any of the Company’s directors, persons nominated to become directors or executive officers.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-K. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

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

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of our compensation program is to provide compensation for services rendered by our executive officers in the form of a salary. We utilize this form of compensation because we believe that it is adequate to both retain and motivate our executive officers. The amount we deem appropriate to compensate our executive officers is determined in accordance with other like corporations; we have no specific formula to determine compensatory amount at this time. We have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives. We may expand our compensation program to additional future employees and to include other compensatory elements.

Executive compensation for the year ended June 30, 2011 and June 30, 2010 was $180,000. The consistency in executive compensation over the comparative annual periods is attributable to the employment agreement between Intelspec and our chief executive officer dated August 5, 2008; a salary expense has been paid or accrued at a consistent monthly amount since that date. We anticipate that executive compensation will decrease in the near term due to current cash flow restrictions and the conclusion of our chief executive officer’s three-year employment agreement. Our chief financial officer, appointed June 14, 2011, earned no compensation during the period ended June 30, 2011.

Summary Compensation Table

The following table provides summary information for the years ended June 30, 2011 and 2010 concerning cash and non-cash compensation paid or accrued to or on behalf of (i) the chief executive officer, (ii) the two most highly compensated executive officers other than the chief executive officer if compensated over $100,000 and (iii) additional individuals if compensated over $100,000.

Executive’s Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Thomas R. Morgan (1) CEO,CFO, PAO and Director	2011 2010	180,000 180,000	- -	- -	- -	- -	- -	- -	180,000 180,000
Garry Unger(2) Former CEO,CFO and Director	2011 2010	- -	- -	- -	- -	- -	- -	- -	- -

1.     On April 14, 2010, Mr. Morgan consented to act as the Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and a director of the Company. During the period Mr. Morgan accrued compensation of $15,000 per month pursuant to a three-year employment agreement with Intelspec made effective August 5, 2008.

2.     On April 14, 2010, the Company received the resignation of Mr. Unger as the Company's CEO, CFO, and its sole-director. During his tenure Mr. Unger received no compensation for his services to the Company.

We entered into an employment agreement with our chief executive officer that provides for a three-year term, effective August 5, 2008, that includes a monthly fee and participation in a stock option plan. However, the Company currently has no option or stock award plan. At this time the Company is in negotiation with Mr. Morgan to enter into a new employment agreement.

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 124,365,052 shares of common stock issued and outstanding as of October 5, 2011 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership	Percentage of Beneficial Ownership
Directors and Officers
Thomas R. Morgan 13800 Coppermine Road, 2nd Floor, Herndon, VA 20171	774,312	0.62%
Digamber Naswa 404 W. Powell Lane, Suite 303-304, Austin, TX 78753	0	0%
Shawn Teigen 163 Williams Ave., Salt Lake City, UT 84111	51,618	0.04%
Eric Montandon(2) 404 W. Powell Lane, Suite 303-304, Austin, TX 78753	25,294,218	20.33%
All executive officers and directors as a group	26,120,148	21.00%
Beneficial owners greater than 5%
Steven Rogers Villa 13, Granada 3, Complex Al Filayah, Ras Al Khaimah, UAE	14,221,974	11.44%
World Wide Auctioneers Ltd.(2) P.O. Box 17774, Jebel Ali Free Zone, Dubai, UAE	25,294,218	20.33%

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

Changes in Control

None.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us, except as follows:

•         During the year ended June 30, 2011, the Company’s sole executive officer, Thomas Morgan, was owed $180,000 pursuant to an employment agreement. His agreement terminated on August 4, 2011. At this time the Company is in negotiation with Mr. Morgan to enter into a new employment agreement.

•         On May 17, 2011 the Company provided a promissory note (the “Note”) to WWA Group, Inc., of which our director, Eric Montandon, is an officer and director. The Note converted $2,442,000 of a short term loan due to WWA Group, Inc., to long term debt. The Note carries an interest rate of six percent (6%) per annum to be paid in full by May 17, 2016. The Note includes a provision by which a nominee of WWA Group, Inc., may hold one seat on the Company’s board of directors. WWA Group, Inc., nominated Eric Montandon and he was appointed to our board on May 17, 2011

Director Independence

Our common stock is listed on the OTCQB inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not consider any of our directors to be independent.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Pinaki & Associates LLC (“Pinaki”) and Kostandinos Jerry Georgatos Certified Public Accountants (“Georgatos”) for professional services rendered for the past two fiscal years:

Fee Category	Pinaki Fiscal 2011 Fees ($)	Georgatos Fiscal 2010 Fees ($)
Audit Fees	30,000	30,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Pinaki and Georgatos in connection with statutory and regulatory filings or engagements.

Audit Committee Pre-Approval

The Company did not have a standing audit committee at the time its respective auditors were engaged. Therefore, all services provided by Pinaki and Georgatos, as detailed above, were pre-approved by the Company’s board of directors. Pinaki and Georgatos performed all work only with their permanent full time employees.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-13, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended June 30, 2011 and 2010:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 40 of this Form 10-K, and are incorporated herein by this reference.

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

Infrastructure Developments Corp.	Date
/s/ Thomas Morgan By: Thomas Morgan Its: Chief Executive Officer and Director	October 7, 2011
/s/ Digamber Naswa By: Digamber Naswa Its: Chief Financial Officer and Principal Accounting Officer	October 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Thomas Morgan Thomas Morgan Chief Executive Officer and Director	October 7, 2011
/s/ Shawn Teigen Shawn Teigen Director	October 7, 2011
/s/ Eric Montandon Eric Montandon Director	October 7, 2011

INDEX TO EXHIBITS

Number     Description

3.1.1*         Articles of Incorporation filed with the Nevada Secretary of State on August 10, 2006. Incorporated by reference as Exhibits to the Form SB-1 filed on May 11, 2007.

3.1.2*         Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on April 23, 2007. Incorporated by reference to the Company’s Registration Statement on Form SB-1 filed with the Commission on May 11, 2007.

3.1.3*         The Certificate of Amendment to the Company’s Articles of Incorporation was filed with the Secretary of State of the Nevada on March 1, 2010. Incorporated by reference to the Company’s Definitive Information Statement on Schedule 14C as filed with the Commission on February 2, 2010.

3.1.4*         The Certificate of Amendment to the Company’s Articles of Incorporation was filed with the Secretary of State of the Nevada on April 9, 2010. Incorporated by reference to the Company’s current Report on Form 8-K as filed with the Commission on April 14, 2010.

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

10.7*          Promissory Note with WWA Group, Inc., dated May 17, 2011. Incorporated by reference to the Company’s Form 10-Q filed with the Commission on May 23, 2011.

10.8            Security Purchase Agreement and Convertible Promissory Note with Asher Enterprises, Inc. (attached).

10.9            Memorandum of Understanding and Addendum with Cleanfield Energy, Inc. (attached).

14               Code of Ethics adopted October 6, 2011 (attached).

21*             Subsidiaries. Incorporated by reference to the Company’s current Report on Form 8-K as filed with the Commission on April 26, 2010.

31.1            Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

31.2            Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

32.1            Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

32.2            Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

                                *              Incorporated by reference to previous filings of the Company.