Form 10-Q
period 2011-09-30
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2011-11-18
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at November 18, 2011, was 128,790,155.

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

Infrastructure Developments Corp. Consolidated Balance Sheets
Assets	September 30, 2011 (Unaudited)	June 30, 2011

Current assets:
Cash	$95,056	$82,973
Receivables, net	-	-
Inventories	-	67,744
Prepaid expenses	40,740	49,073
Other current assets	21,053	16,053

Total current assets	156,849	215,843

Property and equipment, net	-	-

	156,849	215,843

Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	364,226	421,226
Accounts payable	27,856	27,856
Accrued expenses	233,171	207,144

Total current liabilities	625,254	656,227

Long-term debt	2,409,003	2,409,003

Total liabilities	3,034,257	3,065,230

Commitments and contingencies	-	-

Shareholders' Equity
Common stock:
Authorized: 500,000,000 common shares with $0.001
Issued: 124,406,360	124,406	120,125

Additional paid-in capital	6,011,789	5,926,650

Retained earnings	(9,013,603)	(8,896,163)

Equity Funds	(2,877,408)	(2,849,387)

	$156,849	$215,843

The accompanying notes are an integral part of these consolidated financial statements

Infrastructure Developments Corp. Unaudited, Consolidated Statements of Operations
	Three Months Ended September 30,
	2011	2010
Revenues:
Contract Income	$-	$10,230
Revenue from Material Sales	-	301,673
Project Management Contracts	279,728	-

Total revenues	279,728	311,903

Direct costs - commissions and services	256,525	369,389

Gross profit	23,203	(57,486)
Operating expenses:
General, selling and administrative expenses	34,809	82,460
Salaries and wages	66,698	93,692
Depreciation and amortization expense	-	-

Total operating expenses	101,507	176,152

Loss from operations	(78,305)	(233,639)
Other income (expense):
Interest expense/(Expense)	(39,136)
Other income (expense)	-	(290)

Total other expense	(39,136)	(290)

Loss before Income Taxes	(117,441)	(233,929)

Provision for income taxes	-	-

NET LOSS	$(117,441)	$(233,929)

The accompanying notes are an integral part of these consolidated financial statements

Infrastructure Developments Corp. Unaudited, Consolidated Statements of Cash Flow
	Three Months Ended September 30
	2011	2010

Cash flows from operating activities:
Net income ( loss)	$(117,441)	$(233,929)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	-	99,972
(Gain)Loss on disposition of assets	-	-
Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	-	199,012
Inventories	67,744	249,844
Prepaid expenses	8,333	12,502
Other current assets	(5,000)	(108,766)
Increase (decrease) in:
Notes Payable	(57,000)	8,001
Accounts payable	-	(104,441)
Accrued liabilities	26,027	(63,560)

Net cash provided by (used in) operating activities	(77,337)	58,635

Cash flows from investing activities:
Purchase of property and equipment	-	-
Proceeds from sale of fixed assets	-	-

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Common stock issued against debt and cash	89,420	-
Increase (Decrease) in long term debt	-	-

Net cash provided by (used in) financing activities	89,420	-

Net increase (decrease) in cash and cash equivalents	12,083	58,636

Cash and cash equivalents at beginning of year	82,973	55,939

Cash and cash equivalents at end of year	$95,056	$114,575

The accompanying notes are an integral part of these consolidated financial statements

 NOTE 1 - ORGANIZATION AND HISTORY

Infrastructure Developments Corp., formerly 1st Home Buy and Sell Ltd., was incorporated under the laws of the state of Nevada on August 10, 2006, and changed its name to “Infrastructure Developments Corp.” on March 1, 2010. As used to herein, the term “Company” refers to Infrastructure Developments Corp., and its subsidiaries.

The Company is a global engineering and project management business that provides services through a network of branch offices and subsidiaries located in markets where the Company either has active projects, is bidding on projects, or is investigating project opportunities.  The Company serves an underserved niche in the global project spectrum, by targeting specialized projects and subcontracts that are too small to attract multinational firms but still require world class engineering expertise. Its business typically focuses on small to mid-size contracts and subcontracts in the $1 million to $10 million range. The Company focuses on U.S. government contracts and subcontracts in Southeast Asia and more recently to projects within the U.S. itself.

On April 14, 2010, the Company and Intelspec International Inc. (“Intelspec”) -- a Nevada corporation engaged in engineering, construction, and project management -- executed a stock exchange agreement, whereby the Company agreed to acquire 100% of the issued and outstanding shares of Intelspec in exchange for 14,000,000 shares of the Company’s common stock. Since the shareholders of Intelspec became the principal shareholders of the Company through the acquisition, Intelspec is considered the acquirer for accounting purposes and this acquisition is accounted for as a reverse acquisition or recapitalization of Intelspec.

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

7

Infrastructure Developments Corp.
 Notes to the Consolidated Financial Statements

September 30, 2011

Infrastructure Developments Corp.
 Notes to the Consolidated Financial Statements

September 30, 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.          Advertising

The Company expenses the cost of advertising as incurred. For the three months ended September 30, 2011, advertising expenses totaled $0. When incurred they are included in direct costs and general and administrative expense in the accompanying statements of income.

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

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  In addition, depreciation of the asset ceases.  During the three months ended September 30, 2011, no impairment of long-lived assets was recorded.

Infrastructure Developments Corp.
 Notes to the Consolidated Financial Statements

September 30, 2011

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

NOTE 4 – SHORT-TERM NOTES PAYABLE AND LINES OF CREDIT

On January 27, 2011, March 15, 2011, and June 1, 2011 the Company issued promissory notes in the amounts of $75,000, $60,000, $40,000 respectively, to Asher Enterprises, Inc., an unrelated party, at an interest rate of 8%, with a nine month term, and an option to convert the outstanding balance into shares of the Company’s common stock at a 40% discount off the market price at the time of conversion. At September 30, 2011, $57,000 of the amount due had been converted to common stock (see Note 10).

Additionally, the Company has from time to time short-term borrowings from various unrelated and related entities.  These advances are non-interest bearing, unsecured and due upon demand. Due to the short-term nature of the notes the Company has not imputed an interest rate.

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

10

Infrastructure Developments Corp.
 Notes to the Consolidated Financial Statements

September 30, 2011

NOTE 6 – LITIGATION

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business.  The Company is currently aware of the following such items which it believes could have a material effect on its financial position:

a.         Intel Corporation

Legal proceedings were initiated by Intel Corporation against Intelspec and Intelspec, LLC on October 12, 2011, Intel Corporation v. Intelspec International Inc. and Intelspec LLC, CV11-

00962, filed in the United States District Court for the District of Delaware. The claim alleges trademark infringement and seeks to (i) restrain the Company from using its Intelspec trade name, (ii) transfer ownership of the Company's intelspec.com web address to Intel, and (iii) damages, if any. The Company disagrees with Intel’s claims as it does not believe that it competes with Intel in any way and does not believe that its trade name causes consumer confusion anywhere in the world, nor does Intelspec’s use of its trade name weaken the Intel mark. The Company has retained intellectual property counsel and is evaluating its response to the case.

b.         Mark B. Aronson

Legal proceedings were initiated by Mark B. Aronson against the Company on November 7, 2011, Mark B. Aronson vs. Infrastructure Developments Corp., Civil Action No., GD 11-023062, filed in the Court of Common Pleas of Allegheny County, Pennsylvania. The claim alleges infringement of the Pennsylvania Unsolicited Telecommunication Advertisement Act for the plaintiff's receipt of spam emails marketing the Company's common stock. The Company completely and unequivocally disagrees with Mr. Aronson's claims as it did not send the emails in question to Mr. Aronson. Further the Company does not engage in marketing of its common stock by email or any other non-disclosed source. The Company is evaluating its response to the case and is investigating the possibility of a countersuit due to the frivolity of the plaintiff's claim.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had a non-current note payable with a related party of $2,409,003 as of September 30, 2011. The payable had 6% annual interest effective from May 17, 2011, unsecured and was due in five years. Interest accrued up to end of quarter was $48,345.

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

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the financial statements of our company.

Infrastructure Developments Corp.
 Notes to the Consolidated Financial Statements

September 30, 2011

NOTE 10 – STOCKHOLDERS' EQUITY

As of June 30, 2011, the Company had 120,125,000 shares of common stock issued and outstanding.

During the three months ended September 30, 2011, we issued shares of our common stock upon receiving conversion notices by Asher Enterprises, Inc. (see Note 4) as follows:

Conversion Dates	Conversion Amount	Conversion Price	Conversion Shares
August 11, 2011	$15,000	0.0401	374,065
August 17, 2011	$14,000	0.0352	397,727
August 22, 2011	$16,000	0.0304	526,316
August 31, 2011	$12,000	0.0146	821,918

NOTE 11 – SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the Company has evaluated subsequent events through the date which the financial statements were available to be issued. The Company has determined that the following such event warrants disclosure or recognition in the financial statements:

a.         Common stock issuance for settlement

On October 13, 2011, the board of directors authorized the issuance of 3,666,000 shares of common stock to Thomas R. Morgan, the Company's CEO and a director, pursuant to an accord and satisfaction agreement for the settlement consideration of $109,980 or $0.03 per share, thereby satisfying the terms of his employment agreement with Intelspec.

b.         Common stock issuances for convertible debt

Subsequent to the three months ended September 30, 2011, we issued shares of our common stock upon receiving conversion notices by Asher Enterprises, Inc. (see Note 4) as follows:

Conversion Dates	Conversion Amount	Conversion Price	Conversion Shares
October 11, 2011	$10,000	0.0074	1,351,351
November 2, 2011	$11,000*	0.0074	1,527,778

                                                * Includes $3,000 in interest on the note.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our quarterly period ended September 30, 2011. Our fiscal year end is June 30.

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

The Company conducts business through its wholly-owned subsidiaries, Intelspec International, Inc. (“Intelspec”) a Nevada corporation, and Intelspec’s subsidiaries: (i) Intelspec LLC, a Delaware limited liability, and (ii) Power Track Projects FZE (“Power Track”), a United Arab Emirates registered Free Zone Enterprise.

For the three month period ended September 30, 2011:

(i)               The Company continued construction on the design / build contract for the U.S. Navy’s Lido Phase II Project in Indonesia that was awarded to us in September 2010. The project includes building a two-storey barrack, dining facilities, a mess hall, a kitchen, roads, parking areas, and site utilities. We also began discussions with the client to prepare for bids on subsequent phases of the Lido project on the same site.

(ii)               The Company continued contact with U.S. firms to establish strategic partnerships for domestic U.S. military projects.

(iii)             The Company identified and began the bidding process for additional projects in Southeast Asia.

(iv)       The Company entered into a memorandum of understanding with Cleanfield Energy, Inc., dated July 1, 2011 as amended on July 7, 2011. Pursuant to the MOU we expect to enter into a joint venture with the company or will acquire the company. Our right to acquire the company is granted pursuant to our providing them interim funding to cover expenses for the furtherance of our business plan of converting fleet vehicles to compressed natural gas (CNG) and to provide CNG fueling points at new or existing gas stations. We are planning on opening a conversion location with Cleanfield Energy, Inc., in the Phoenix, Arizona area and have concentrated our fueling point efforts on Colorado and Utah.

Subsequent to the period ended September 30, 2011:

(i)         The Company completed the U.S. Navy’s Lido Phase II Project in Indonesia.

(ii)        The Company began CNG conversion operations at our facility in Thailand with the conversion of a 250Kva/200Kw Cummins diesel generator. We expect to expand CNG operations in Thailand in the coming months.

Net Losses

Net loss for the three months ended September 30, 2011 was $117,441 as compared to $233,929 for the three months ended September 30, 2010, a decrease of 50%. The decrease in net loss over the comparable periods is due to the realization of a gross profit in the current period and a decrease in operating expenses. The Company is confident that it will transition to net income in the next twelve months based on the prospective award of new project management contracts and the anticipated entry into CNG related activities in the U.S.

Net Revenues

Net revenues for the three months ended September 30, 2011 were $279,728 as compared to $311,903 for the three months ended September 30, 2010, a decrease of 10%. The decrease in net revenues over the comparable periods can be attributed to the lack of contract income or revenue from sales of material in the current period due to the suspension of quarry operations offset by management contract revenue related to Lido Phase II. We expect net revenues to increase over the next twelve months as project management contract revenue from the Lido Phase II project will continue through November 2011, as we remain in competition for several project management contracts, and as the result of our entry into CNG related activities in the U.S.

Gross Profit/ Loss

Gross profit for the three months ended September 30, 2011 was $23,203 as compared to a gross loss of $57,486 for the three months ended September 30, 2010. The transition to gross profit in the current period is due to revenues from our Lido Phase II project which exceeded costs. We expect to continue with gross profits over the next twelve months in step with our expectation of an increase in revenues.

Operating Expenses

Operating expenses for the three months ended September 30, 2011 decreased to $101,507 from $176,152 for the three months ended September 30, 2010, a decrease of 42%. Operating expenses are from general, selling and administrative expenses, salaries and wages, and depreciation and amortization expense. Over the periods general, selling and administrative expenses decreased to $34,809 from $82,460 and salaries and wages decreased to $66,698 from $93,692. We expect operating expenses to decrease in the near term as we continue to streamline our expenses. We had no depreciation and amortization expenses for the three months ended September 30, 2011 and 2010.

Other Expenses

Other expenses for the three months ended September 30, 2011 were $39,136 compared to $290 for the three months ended September 30, 2010. Other expenses in the current period were comprised of interest expenses related to our loan from WWA Group and Asher. Despite interest expenses going forward we expect to transition to other income in the next three month period due to a settlement agreement with our chief executive officer that caused us to issue our common stock at a premium to market to satisfy amounts due subsequent to the current period end.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of September 30, 2011, we had a working capital deficit of $468,405. Our current and total assets were $156,849 consisting of cash of $95,056, prepaid expenses of $40,740 and other current assets of $21,053. Our current liabilities were $625,254 consisting of notes payable, accounts payable and accrued expenses while our total liabilities were $3,034,257 consisting of current liabilities as well as long-term debt of $2,409,003. Stockholders deficit was $2,877,408 as of September 30, 2011.

Cash flows used in operating activities for the three months ended September 30, 2011 were $77,337 compared to cash flows provided by operating activities of $58,635 for the three months ended September 30, 2010. Cash flow used in operating activities in the current period is primarily due to net losses and a decrease in notes payable. Although cash flows used in operating activities has risen over the comparative three month periods we do expect to transition to cash flow provided by operations over the next twelve months once we transition from net losses to net income.

Cash flows provided by investing activities for the three months ended September 30, 2011 and September 30, 2010 were $0. We expect to use cash flow in investing activities over the next twelve months as we enter the distribution of CNG market in the U.S.

Cash flows provided by financing activities for the three months ended September 30, 2011 were $89,420 as compared to $0 for the three months ended September 30, 2010. Cash flows provided by financing activities in the current period are attributable to the issuance of common stock to discharge debt owed to Asher and common stock subscriptions in the period. We expect to realize cash flows provided by financing activities over the next twelve months as Asher discharges debt in exchange for common stock and we remain reliant on debt or equity financings to continue operations.

Our current assets are insufficient to meet the Company’s business objectives over the next twelve (12) months. We need a minimum of $500,000 in debt or equity financing to maintain operations and to fulfill our business plan. Although, we have no commitments or arrangements for this level of financing, our shareholders remain the most likely source of loans or equity placements to ensure our continued operation though such support can in no way be assured. Our inability to obtain additional financing will have a material adverse affect on our business operations.

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

Future Company Financings

We will continue to rely on debt or equity sales to continue to fund our business operations even though the issuance of additional shares will result in dilution to our existing stockholders.

Company Reporting Obligations

We do not anticipate any contingency upon which it would voluntarily cease filing reports with the Securities and Exchange Commission as it is in the interest of the Company to report its affairs quarterly, annually and currently to provide accessible public information to interested parties.

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

•         the volatility of the stock market; and

•         general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Going Concern

Our auditors included an explanatory statement in their report on the Company’s consolidated financial statements for the years ended June 30, 2011 and 2010, expressing an opinion as to our ability to continue as a going concern as a result of a working capital deficit, negative cash flows, and accumulated net losses. Our ability to continue as a going concern is subject to the ability of the Company to transition to net income in 2012 and obtaining additional funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) increasing our gross profit; (ii) financing from private placement sources; and (iii) converting outstanding debt to equity. Although the Company believes that it will be able to remain a going concern, through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

Legal proceedings were initiated by Intel Corporation against Intelspec and Intelspec, LLC on October 12, 2011, Intel Corporation v. Intelspec International Inc. and Intelspec LLC, CV11-00962, filed in the United States District Court for the District of Delaware. The claim alleges trademark infringement and seeks to (i) restrain the Company from using its Intelspec trade name, (ii) transfer ownership of the Company's intelspec.com web address to Intel, and (iii) damages, if any. The Company disagrees with Intel’s claims as it does not believe that it competes with Intel in any way and does not believe that its trade name causes consumer confusion anywhere in the world, nor does Intelspec’s use of its trade name weaken the Intel mark. The Company has retained intellectual property counsel and is evaluating its response to the case.

Legal proceedings were initiated by Mark B. Aronson against the Company on November 7, 2011, Mark B. Aronson vs. Infrastructure Developments Corp., Civil Action No., GD 11-023062, filed in the Court of Common Pleas of Allegheny County, Pennsylvania. The claim alleges infringement of the Pennsylvania Unsolicited Telecommunication Advertisement Act for the plaintiff's receipt of spam emails marketing the Company's common stock. The Company completely and unequivocally disagrees with Mr. Aronson's claims as it did not send the emails in question to Mr. Aronson. Further the Company does not engage in marketing of its common stock by email or any other non-disclosed source. The Company is evaluating its response to the case and is investigating the possibility of a countersuit due to the frivolity of the plaintiff's claim.

ITEM 1A.       RISK FACTORS

Our operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

Risk Factors Relating To Our Business

The Company’s ability to continue as a going concern is in question

Our auditors included an explanatory statement in their report on our consolidated financial statements for the years ended June 30, 2011 and 2010, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include a working capital deficit, negative cash flows, and accumulated losses.

The scope of our business is currently limited to small and mid-sized private and government contracts.

The Company is a global engineering and project management service provider; however a substantial economic slowdown in these markets has led us to focus primarily on U.S. government contracts and subcontracts.  If we cannot continue to attain new government contracts and/or new subcontracts from some larger engineering contractors, our business could be adversely affected. Furthermore, if the demand engineering and project management continues to slowdown within our market, the Company could be adversely affected.

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

Risks Relating to Our Common Stock

Our stock price is volatile.

The market price of our common stock is highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•         services offered by us or our competitors;

•         additions or departures of key personnel;

•         our ability to execute its business plan;

•         operating results that fall below expectations;

•         loss of any strategic relationship;

•         industry developments;

•         economic and other external factors; and

•         period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the Commission’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. For the current period ending September 30, 2011, we were unable to assert that our internal controls were effective. Accordingly, our shareholders could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Our past and future capital funding needs  have resulted in dilution to existing shareholders.

During the year ended September 30, 2011 we realized funding of $175,000 from Asher Enterprises, Inc., in the form of convertible notes, $75,000 of which (including $3,000 in interest) to date has been converted into nearly 5,000,000 shares of our common stock. Additionally, we will need to realize capital funding over the next year to further our business plan. We intend to raise this capital through equity offerings, debt placements or joint ventures. Should we secure a commitment to provide us with capital, such commitment may obligate us to issue shares of our common stock, warrants or create other rights to acquire our common stock. The issuances to Asher Enterprises and any new issuances of our common stock result in a dilution of our existing shareholders interests.

Our common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

Our common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights for our directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation contains a specific provision that eliminates the liability of directors for monetary damages to the Company and the Company’s stockholders; further, the Company is prepared to give such indemnification to its directors and officers to the extent provided by Nevada law. The Company may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 27, 2011, March 15, 2011, and June 1, 2011 the Company issued promissory notes in the amounts of $75,000, $60,000, $40,000 respectively, to Asher Enterprises, Inc., an unrelated party, at an interest rate of 8%, each with a nine month term, and an option to convert the outstanding balance of principal and interest into shares of our common stock at a 40% discount off the market price at the time of conversion, pursuant to the exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act. We have issued shares of our common stock upon receiving conversion notices by Asher Enterprises, Inc., as follows:

Note Amounts	Due	Conversion Amount	Conversion Price	Conversion Shares	Conversion Dates	Remaining Balance
$75,000	October 27, 2011
		$15,000	0.0401	374,065	August 11, 2011
		$14,000	0.0352	397,727	August 17, 2011
		$16,000	0.0304	526,316	August 22, 2011
		$12,000	0.0146	821,918	August 31, 2011
		$10,000	0.0074	1,351,351	October 11, 2011
		$11,000*	0.0074	1,527,778	November 2, 2011	$0
$60,000	December 15, 2011					$60,000
$40,000	March 1, 2012					$40,000
Total						$108,000

            *    Includes $3,000 in interest from the note due on October 27, 2011.

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

On October 13, 2011, the board of directors authorized the issuance of 3,666,000 shares of common stock to Thomas R. Morgan, our CEO and a director, pursuant to an accord and satisfaction agreement for the settlement consideration of $109,980 or $0.03 per share, thereby satisfying the terms of his now expired employment agreement with Intelspec, which shares were authorized pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the offer was an isolated private transactions by the Company which did not involve a public offering; (2) the offeree has access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

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

Infrastructure Developments Corp.                                        Date

            /s/ Thomas Morgan                                                                  November 18, 2011

By: Thomas Morgan

Its: Chief Executive Officer and Director

            /s/ Digamber Naswa                                                                 November 18, 2011

By: Digamber Naswa

Its: Chief Financial Officer and Principal Accounting Officer

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

3.2*             Bylaws. Incorporated by reference to the Company’s Registration Statement on Form SB-1 filed with the Commission on May 11, 2007.

10.1*           Asset Purchase Agreement, dated July 1, 2008, between 1st Home Buy & Sell, Ltd. and DK Group N.A. N.V. Incorporated by reference to our current Report on Form 8-K as filed with the Commission on July 3, 2008.

10.2*           Securities Purchase Agreement, dated July 1, 2008, between Intelspec, Intelspec LLC and Tom Morgan. Incorporated by reference to our current Report on Form 8-K as filed with the Commission on April 26, 2010.

10.3*           Employment Agreement, dated August 1, 2008, between Intelspec and Tom Morgan. Incorporated by reference to the Company’s current Report on Form 8-K as filed with the Commission on April 26, 2010.

10.4*           Share Exchange Agreement, dated September 2, 2008, between Intelspec and Power Track Projects, FZE. Incorporated by reference to our current Report on Form 8-K as filed with the Commission on April 26, 2010.

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

10.8*           Security Purchase Agreement and Convertible Promissory Note with Asher Enterprises, Inc. . Incorporated by reference to the Company’s Form 10-K filed with the Commission on October 7, 2011.

10.9*           Memorandum of Understanding and Addendum with Cleanfield Energy, Inc. Incorporated by reference to the Company’s Form 10-K filed with the Commission on October 7, 2011.

10.10           Accord and Satisfaction with Thomas R. Morgan (attached).

14*              Code of Ethics adopted October 6, 2011. Incorporated by reference to the Company’s Form 10-K filed with the Commission on October 7, 2011.

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

101. INS     XBRL Instance Document†

101. PRE     XBRL Taxonomy Extension Presentation Linkbase†

101. LAB    XBRL Taxonomy Extension Label Linkbase†

101. DEF    XBRL Taxonomy Extension Label Linkbase†

101. CAL    XBRL Taxonomy Extension Label Linkbase†

101. SCH    XBRL Taxonomy Extension Schema†

*              Incorporated by reference from previous filings of the Company.

 †                     Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.