Form 10-K
period 2011-12-31
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2012-04-13
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ______________

☑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2011 to December 31, 2011.

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

The aggregate market value of the registrant’s common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (125,827,679 shares) was $654,304 based on the average of the bid and ask price ($0.0052) for the common stock on April 13, 2012.

At April 13, 2012, the number of shares outstanding of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 321,307,669.

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

On April 7, 2010 the Company signed a share exchange agreement to acquire Intelspec International, Inc. (“Intelspec”) from its shareholders in exchange for 14,000,000 shares of its common stock. The acquisition of Intelspec was completed on April 14, 2010, whereby the shareholders of Intelspec acquired 70% of the Company. The closing of the transaction represented a change in control which for financial reporting purposes was characterized as a reverse acquisition or recapitalization of Intelspec. Following the closing of the share exchange agreement, our principal business became that of Intelspec. On April 26, 2010, the Company disclosed the information that would have been required if it were filing a general form for registration of securities on Form 10, as required under Item 2.01(f) of Form 8-K, thereby removing its status as a “shell” company.

The Company effected a six for one forward split of its common stock on June 11, 2010 that increased the Company’s issued and outstanding shares from 20,000,000 to 120,000,000.

Intelspec changed its name to Interspec International, Inc. ("Interspec") pursuant to an out-of-court legal settlement with Intel Corporation on November 21, 2011.

On February 6, 2012, the Company made the determination to change its fiscal year end from June 30 to December 31. Accordingly, this current report on Form 10-K covers the transition period for the six-months between December 31, 2011 and June 30, 2011.

Subsidiaries

Interspec was incorporated in Nevada on July 15, 2008. Interspec acquired Interspec LLC, a Delaware limited liability company on July 25, 2008. Interspec acquired Power Track Projects FZE, a United Arab Emirates registered Free Zone Enterprise on October 27, 2008, that is licensed for project and equipment management in the U.A.E. Interspec formed Interspec International LLC, a Thai registered foreign branch, in November 2009. We closed our Thai registered foreign branch in late 2011, though we continue to focus our Southeast Asia operations from Thailand.

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

Beginning in 2008 we targeted a wide variety of private and government funded jobs in the Middle East, particularly in the U.A.E., but the substantial economic slowdown in these markets shifted our focus to U.S. government contracts and subcontracts in Southeast Asia. However, because of the narrow profit margins on our U.S. Navy contracts in Southeast Asia, as well as our competition in the area, we have suspended bidding on U.S. government projects in Southeast Asian at this time. We will bid on specialty contracts as they arise and we will continue to market prefabricated housing as opportunities arise. The Company has more recently begun focusing on U.S. government operations in the United States and on the Company's alternative engine fuels operations in Thailand and the United States.

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

For the past three years U.S. military contracts in Southeast Asia have been a significant source of the Company’s work, with projects including:

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

•         Design/build contract for the U.S. Navy’s Lido Phase II Project in Indonesia consisting of designing and building a two storey barrack, dining facilities, a mess hall, a kitchen, roads, parking areas, and site utilities; awarded September 29, 2010, we discontinued our involvement with this contract due to subcontractor disputes at the end of 2011.

The number of U.S. government projects available for bidding within our target range is enormous. The challenge facing the Company is not finding projects to bid on, but rather selecting the opportunities that will be profitable and will align with our business development plan without exposing the Company to unnecessary risks. The U.S. government selection criteria are “lowest price, technically acceptable”.  As we have determined that the margins on many of these "lowest price" projects have become too small, we have suspended bidding on a wide range of projects and instead have decided instead to focus our bidding on specialty contracts that do not have hundreds of bidders with whom we must compete.

Prefabricated Housing

We are a co-distributor aligned with an affiliated company for several types of highly portable and economical prefabricated structures manufactured in China and Thailand. These structures are ideal for use as residence and offices space on project sites, and are also a useful solution for disaster relief situations and other environments requiring the rapid deployment of low-cost housing and other structures.

The market for disaster relief and reconstruction efforts encompasses affected populations as well as rapidly deployable operation and residence bases for relief personnel. The need for this type of structure has been powerfully underscored by recent earthquakes and tsunamis. We believe that low-cost, readily transportable prefabricated structures are an ideal solution providing both immediate relief and long-term viability for disaster-affected areas, and are actively pursuing relationships with both relief agencies and governments of disaster-prone areas.

Domestic Operations

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

On February 1, 2012, we entered into a Share Exchange Agreement (the "Agreement") with InterMedia Development Corporation ("InterMedia") and InterMedia's shareholders. InterMedia is a media production company and defense contractor based in Fairfax, Virginia. For over 15 years InterMedia has supported Naval Air Systems Command, Special Operations Command, Central Command and the U.S. Marine Corps in the areas of video production, broadcast engineering, studio system design, audio-video network engineering, integration and test support, pre-deployment training and documentation.

In 2010, InterMedia added Avionics Systems Design and Testing, and Information Assurance Certification Support to its capabilities, branding the resulting methodology as "IA4" and founding the IA4 workgroup to explore cost-effective ways to provide 100% security solutions for communications-based computers and networks. InterMedia now has the capability to support a project from inception and design, through integration, test, certification, training and lifecycle sustainment. In 2011, InterMedia added electronic publishing and learning management system development to support clients interested in interactive eBook and online training platforms.

Pursuant to the Agreement, the Company is to acquire 100% of the outstanding shares of InterMedia’s common stock from InterMedia's shareholders in exchange for an aggregate of 84,000,000 shares of the Company's common stock. As an obligation to consummate the closing of the Agreement, the Company will initiate two private placements to raise a minimum of $300,000 within six months and an additional minimum of $400,000 within twelve months of closing the Agreement. If the Company fails to raise the minimum amounts, the Company will be required to issue an additional 20,000,000 shares and may be required to issue an additional 90,000,000 shares, respectively. The parties have allowed the required closing date of the Agreement to pass without having consummated the Agreement, but expect to amend the closing date when each party has performed all required due diligence measures.

Alternative Fuels

During the six month transition period ended December 31, 2011, the Company made the decision to diversify its operations to address a worldwide demand for transportation and energy generation alternative fuels.

The Company's first step into the alternative fuels business is with operations at its facility in Chonburi, Thailand with the diesel to CNG conversion of a 250Kva/200Kw Cummins diesel generator at the end of 2011. The Company expects to expand CNG operations with additional generator acquisitions, conversions and sales in Thailand in the coming months.

At the beginning of the period, the Company entered into a memorandum of understanding with Cleanfield Energy, Inc. ("Cleanfield") on July 1, 2011, as amended on July 7, 2011. The MOU provides the Company with the exclusive right to collaborate with Cleanfield and the right of first refusal to acquire or form a more comprehensive joint venture with Cleanfield. The Company has been committed to providing Cleanfield with interim funding to cover expenses for the furtherance of the business plan.

Cleanfield is focused on developing a network of CNG conversion facilities and fueling stations in key areas where the market is already sustainable. This business model has unique advantages for both investors and communities. Investors have the opportunity to develop a locally oriented, environmentally sensitive business in an industry that’s already making money and that has almost unlimited potential. Communities can seize the opportunity to promote clean energy and local and national employment. Both can take advantage of a huge array of federal and state governmental incentives designed to promote the transition from expensive, polluting, imported gasoline and diesel to clean, affordable CNG.

Cleanfield was formed by an Arizona-based individual for the purpose of pursuing opportunities in the natural gas powered engine industry. The founder spent three years researching and consulting on the industry in the western and southern United States, and developing a business plan suitable for entering into the industry in its early stage.

The founder was attracted to partnering with the Company for its project management experience and that fact that the Company is a Utah-based company. Utah is one of the leading states in the U.S. for natural gas engine power and clean energy initiatives. The founder joined with the Company in a joint venture designed to leverage both parties’ contacts and expertise, and maximize returns on investment.

Cleanfield has also partnered with U-Fix-It Center – a Tempe, Arizona-based automotive services facility – to provide the Company's CNG vehicle conversion in the Phoenix area. U-Fix-It staff are certified installers and safety inspectors of EPA certified CNG conversion kits. U-Fix-It Center operates a 22-bay repair center offering a broad spectrum of automotive services. Cleanfield’s agreement with U-Fix-It provides for the use of U-Fix-it facilities and the execution of conversion jobs by U-Fix-It mechanics on a per-job basis. These terms allow Cleanfield to enter the conversion business with minimal startup cost, without carrying the overhead cost of the facility and mechanics. Cleanfield also leases space from the U-Fix-It Center.

Products

Cleanfield is an authorized distributor and installer of conversion kits and natural gas compressors produced by Go Natural, a Utah-based company that has emerged as a leading player in the CNG conversion field. All Go Natural products have full EPA and CARB approval.

Go Natural offers one of the largest ranges of EPA and CARB conversion kits in the industry, enabling Cleanfield to service and convert a large number of vehicle types. Because Go Natural’s primary facility is located in Woods Cross, Utah, necessary parts and kits can be easily transported to the Cleanfield facility.

Go Natural products are price-competitive. The cost of conversion and EPA certified vehicle starts at about $7,500 and increases primarily based upon on cylinder configuration. CNG Kits start at $6,000 and fuel cylinders start at $1,500 each, installed. Depending on range needed more than one cylinder can be used. The installed system includes:

  The Cylinder is used to store CNG at a working pressure of 200 bar. It is fitted with a shutoff valve and a safety burst disc. The cylinders are type approved by the Chief Controller of Explosives, Government of India
  The Vapor Bag encloses the cylinder valve and the pipes connecting it and is vented out of the car
  High Pressure Fuel Lines connect the refueling valve to the CNG Cylinder and Pressure Regulator
  The Refueling Valve is used to refuel the CNG cylinder
  The Pressure Regulator has a Solenoid Valve to shut off gas supply to the engine. The CNG stored at a high pressure in the cylinder is reduced to just below atmospheric pressure by this unit. This negative pressure is also a safety feature that will not allow gas to pass through when the engine is not running
  The Gas-Air Mixer is a unique component, specially designed to suit each engine model. It precisely meters gas fed into the engine
  The Petrol-Solenoid Valve is used to cut off petrol supply to the engine when it is run on CNG
  The Selector Switch is fitted at the dashboard, enabling the driver to choose either the CNG mode or the petrol mode of operation. The electronics built into this unit also ensures safety by switching off the gas solenoid whenever the engine is switched off. It also serves as a fuel indicator for the quantity of CNG available in the cylinder

One of the primary advantages of the Go Natural is a range of products in an industry-leading three-year/100,000 mile warranty.

Go Natural’s hydraulic compressors were developed in partnership with Parker Hannifin, a multibillion dollar component manufacturer. These new compressors will be available to the market in 2012. The compression chambers compress large amounts of gas with every stroke, compressing gas on both backward and forward strokes and reaching 5,000 psi in only 2 stages. Durability is more than 3 times that of other conventional compressors.

Cleanfield will initially offer Go Natural products in its conversion centers and rely on the proven Go Natural range of solutions for fueling station installations. Cleanfield intends to offer its customers the widest possible range of high-quality natural gas vehicle and service station products available in the market today. Cleanfield is closely monitoring the approval processes of several leading candidates for diesel to natural gas conversion systems, and intends to offer diesel-to-gas conversions as soon as an EPA/CARB-approved system is available.

Services

Cleanfield will initially provide a range of conversion services, including conversion of gasoline engines to CNG and the replacement of diesel engines or gasoline engines for which no EPA/CARB conversion process exists with CNG engines. Diesel-to-CNG conversions will be provided when EPA/CARB-approved processes become available.

Cleanfield also provides consulting services for public or private entities that wish to convert fleets of vehicles to CNG. These packages typically involve fleet conversion, establishment of strategically located fueling points, and assistance in maximizing the benefits offered by a broad but complex range of federal and state incentive programs.

Competition

Southeast Asian Competitors and Prospective Competitors

Since 2009 the Company has been active in the Southeast Asian construction and project management business. This activity has generated sufficient experience to analyze current and prospective competition.  To date this competition has come almost exclusively from large local and regionally based construction firms.  There are at least 10 other companies that bid on U.S. government projects in the region that are in the $500,000 to $10,000,000 range, and at least 5 more companies that bid on the larger U.S. government projects.  All competitors are well funded, and have more experience and economies of scale than we do.

Our competitive strategy for bidding on private projects in the future is to maintain an extremely lean corporate structure with minimal staff, facility, and asset depreciation costs, and to focus on a rigorous process of project selection, targeting only those projects the Company is most likely to win and reducing the staff time required for bid preparation. We maintain a very low cost structure, but the Company’s high level of expertise and extensive experience with U.S. government contracting and other projects with rigorous technical specifications enables us to submit bids with a level of technical qualification that other small companies with equivalent cost structures cannot match. Our principal competitive advantages are:

  International standard technical expertise;
  A low-cost structure enabling us to bid lower than competitors without compromising margins;
  Service delivery, including the ability to deliver personnel, processes, systems and technology on an “as needed, where needed, when needed” basis with the required local content and presence;
  Highest standard health, safety, and environmental practices;
  Technological sophistication; and
  Extensive experience in developing nations and high-risk environments.

Alternative Fuels Competition

The CNG conversion business in certain areas of the U.S. is highly competitive. Companies with greater financial resources, existing staff and labor forces, and experience are in a better position than us to compete for conversion bids. However, Cleanfield has unique advantages in the market having teamed up with Go Natural, including:

  three-year/100,000 mile warranty
  Complete turnkey solutions for fleet managers to switch to natural gas
  CFE conversions are approved by the EPA and the air resource board of California
  CFE conversion is a partnership with U-Fix-It mechanics that offers us a low cost high quality facility with minimal overhead cost, U-Fix-It operates a 22-bay secure facility centrally located in Tempe very close to the 101 of the 202 freeways.

This pattern provides obvious profitable locations for future stations. Experience with existing stations indicates that profitability is already possible at today’s vehicle density, suggesting strong growth potential as CNG adoption increases.

Integration of fleet conversion with provision of public CNG fueling infrastructure provides additional opportunity: in-house sales to fleet vehicles provide an immediate revenue source for the fueling facility, while public use provides strong growth potential.

The compressor is an integral part of any CNG filling station, whether for home, fleet, or commercial use. Go Natural is developing a new breed of natural gas compressors running on hydraulics instead of rotary driven motors. These compressors have several distinct advantages over conventional compressors:

  The reduced speed compressor moves at 35 – 50 Strokes per minute compared to conventional technology running over 1,000 RPM. This reduces friction caused damage and will increase the life of the system.
  Most of the rotary driven compressors require crank case lubrication. The Go Natural design is oil free, eliminating the need for coalescing filtration to eliminate injector failure.
  An auto-cycling system keeps all electronic valves separated from the hydraulic power unit. This allows the compressor to avoid using explosion proof motors and controls, which reduces cost significantly
  Use of a modular design allows repairs to be easily accomplished in the field by the users. This reduces maintenance cost.
  The modular design also allows for the customer to start out wi th a small unit then add additional units as demand increases without having to replace the initial investment.
  Used in parallel they provide redundancy to the station so the station is never out of operation if a compressor goes down.

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

Southeast Asia

Southeast Asia has emerged as a major source of contracts.  Since 2010 we have completed U.S. military contracts in Thailand, Indonesia and Cambodia.

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

Indonesia and East Timor, along with Malaysia, Papua New Guinea, and the southern Philippines are active with new U.S. government funded building projects.

Private sector projects, including infrastructure, oil & gas, disaster relief, insurance funded damage rehabilitation, low income and high end residential projects, mining projects and commercial buildings are growing in number as the Southeast Asian regional economies are growing at above average rates. These markets are determined to be relatively open to new qualified bidders, and we will continue to seek opportunities to win contracts in these markets.

Our demonstrated capacity to perform work in this region and our physical presence in Thailand provide a solid base for regional expansion. Nonetheless, we have suspended bidding on US government projects in the region at this time due to low project margins and greater competition than originally anticipated.

Alternative Fuels Market

CNG is entrenched in a variety of states, notably Arizona, southern California, Colorado, Utah and Louisiana. Cleanfield believes CNG use will predictably expand out from these core areas and along corridors linking these areas. For this reason, the Company has selected the Southwestern United States as its initial target market, beginning in Arizona. CNG is already a significant market presence in nearby California and Utah.

As a major corridor between these early adopters, Arizona is well situated to be the next takeoff point in CNG adoption, providing an ideal ground-floor opportunity. Competition remains limited, giving Cleanfield the opportunity to establish its presence early and build a base for subsequent expansion, rather than entering the already competitive markets of Utah and Southern California.

Arizona is also in the midst of an effort to position itself as a major center for alternative energy development, building from a dominant position in the solar energy industry and expanding into other alternative energy fields. Cleanfield has been granted membership to the exclusive Valley of the Sun Clean Cities Coalition through 2012. The coalition is a group of public agencies and prominent corporations committed to expanding alternative energy use. Coalition members already operate nearly 7,000 alternative fuel vehicles and displace some 30 million gallons of petroleum fuel annually with alternative fuels such as natural gas, biodiesel, propane, ethanol, and electricity. According to a 2010 survey, this represents 10% of the annual consumption of alternative transportation fuel in the U.S. Coalition members have set the target of having one million Alternative Fuel Vehicles in the U.S., with fleet operators in the coalition holding a mandate to reduce carbon footprints. Area companies participating in the initiative include:

  AT&T
  Coca-Cola
  Enterprise Holdings (Enterprise, Alamo, National)
  FedEx
  Frito-Lay
  General Electric
  OSRAM Sylvania
  PepsiCo
  Rider Trucks
  Schwan’s Staples
  Thyssen/Krupp elevators
  UPS
  Verizon

58% of Arizona’s population live in cities of 100,000 or more, the highest ratio in the U.S.. This population concentration makes it easy to reach a large percentage of the populace with a network of strategically located facilities.

In additional to Arizona, Cleanfield is beginning to focus on areas in and around the gas-rich states of Oklahoma and Texas, which are being heavily promoted and rapidly adopting CNG for vehicles. Louisiana will likely be Cleanfield's jumping off point in the area as the company has been making inroads to landing conversion contracts there in recent months.

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

Office of Foreign Assets Control

The Office of Foreign Assets Control ("OFAC") of the U.S. Department of the Treasury administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States. OFAC acts under presidential national emergency powers as well as authority granted by specific legislation to impose controls on transactions and freeze assets under U.S. jurisdiction. Since the Company is a U.S. corporation, it is bound to the regulations of OFAC. Although we have never contracted nor made any effort to contract with countries which OFAC has identified as state sponsors of terrorism, the possibility exists that certain OFAC sanctioning methods could be employed against certain of our operations.

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

Employees

We have one full-time employee in Virginia and one in Arizona. We also have part-time consultants in Utah, Dubai, and Thailand. We believe we have a good working relationship with our employee and consultants, which are not represented by a collective bargaining organization. We also use third party consultants to assist in the completion of various projects; third parties are instrumental to keep the development of projects on time and on budget. Our management expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

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

Risk Factors Relating To Our Business

The Company’s ability to continue as a going concern is in question

Our auditors included an explanatory statement in their report on our consolidated financial statements for the six month transition periods ended December 31, 2011 and 2010 and the years ended June 30, 2011 and 2010, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include a working capital deficit, negative cash flows, and accumulated losses.

The scope of our business is has been limited to small and mid-sized private and government contracts.

The Company is a global engineering and project management service provider, focused primarily on U.S. government contracts and subcontracts.  If we cannot continue to attain new government contracts and/or new subcontracts from some larger engineering contractors, our business could be adversely affected. Furthermore, if the market for engineering and project management services continues to be very competitive within our market, the Company could be adversely affected.

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

We could be suspended or debarred from contracting with the federal government generally or any significant agency in the intelligence community or Department of Defense for, among other things, actions or omissions that are deemed by the government to be so serious or compelling that they affect our contractual responsibilities.  For example, we could be debarred for committing a fraud or criminal offense in connection with obtaining, attempting to obtain, or performing a contract or for embezzlement, fraud, forgery, falsification, or other causes identified in applicable federal acquisition regulations. In addition, our reputation or relationship with the governmental agencies could be impaired. If we were suspended or debarred, or if our relationship or reputation were impaired, our sales opportunities and revenues would be reduced and our operating loss would increase.  We did receive a termination for default notice from the US NAVFAC for non-completion of the Lido Phase II project in Indonesia. The termination does not affect our eligibility to win US government contracts. However, it does have the affect of damaging our reputation and credibility for future pre-qualifications.

International and political events may adversely affect our operations.

Most of our past revenue and some of our future revenue will be derived from non-United States operations, which exposes us to risks inherent in doing business in each of the countries in which we transact business. The occurrence of any of the risks described below could have a material adverse effect on our results of operations and financial condition.

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

Our internal controls over financial reporting are not considered effective, which conclusion could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. For the six month transition period ending December 31 , 2011, we were unable to assert that our internal controls were effective. Accordingly, our shareholders could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Our past and future capital funding needs have resulted in dilution to existing shareholders.

We have realized funding to date of $194,000 from Asher Enterprises, Inc. ("Asher"), in the form of convertible notes, $117,500 of which (including $3,000 in interest) to date has been converted into nearly 28,492,826 shares of our common stock. Additionally, we will need to realize capital funding over the next year to further our business plan. We intend to raise this capital through equity offerings, debt placements or joint ventures. Should we secure a commitment to provide us with capital, such commitment may obligate us to issue shares of our common stock, warrants or create other rights to acquire our common stock. The issuances to Asher and any new issuances of our common stock result in a dilution of our existing shareholders interests.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

During the transition period ended December 31, 2011 and the year ended June 30, 2011, our principals and key consultants operated out of their individual office spaces for which we paid no rent. Our principal executive office is located at 299 S. Main Street, 13th Floor, Salt Lake City, Utah  84111. The office is located in a shared office space with a yearly rental of $588 payable on a month to month basis; we pay additional amounts to lease out additional space, as needed. Our telephone number is (801) 488-2006 and our fax number is (801) 747-6836.

Cleanfield's conversion facility is in a central location in metro Phoenix, in Tempe, Arizona that is near to a major freeway which makes it easily accessible to the entire Phoenix metropolitan area. Cleanfield has a six-month lease through June 2012 for which the Company pays $2,046 per month.

During the transition period ended December 31, 2011, and the year ended June 30, 2011, we also maintained office space of approximately 1,000 square feet and approximately 10,000 square foot workshop and related buildings located on 2 acres at Moo 4, Tambol Takhientia, Banglamung, Chonburi, Thailand 20150.  The facility, including all improvements, tools and equipment, was leased for a 3 year period starting in January 2009 for a gross amount of $100,000, prepaid through December 2011.

Our belief is that the spaces described are adequate for our immediate needs though additional space may be required at some future time as we seek to expand our operations. Should we require additional space, we do not foresee any significant difficulties in obtaining such space.

We do not presently own any real property.

ITEM 3.          LEGAL PROCEEDINGS

Legal proceedings were initiated by Intel Corporation against Intelspec and Intelspec, LLC on October 12, 2011, Intel Corporation v. Intelspec International Inc. and Intelspec LLC, CV11-00962, filed in the United States District Court for the District of Delaware. The claim alleges trademark infringement and seeks to (i) restrain the Company from using its Intelspec trade name, (ii) transfer ownership of the Company's intelspec.com web address to Intel, and (iii) damages, if any. The Company disagrees with Intel’s claims as it does not believe that it competes with Intel in any way and does not believe that its trade name causes consumer confusion anywhere in the world, nor does Intelspec’s use of its trade name weaken the Intel mark. The Company retained intellectual property counsel to respond to the claim and made the determination that defending the used of the name Intelspec would not be financially prudent. Intel, the Company, and Intelspec settled out-of-court and Intelspec changed its name to Interspec.

Legal proceedings were initiated by Mark B. Aronson against the Company on November 7, 2011, Mark B. Aronson vs. Infrastructure Developments Corp., Civil Action No., GD 11-023062, filed in the Court of Common Pleas of Allegheny County, Pennsylvania. The claim alleges infringement of the Pennsylvania Unsolicited Telecommunication Advertisement Act for the plaintiff's receipt of spam emails marketing the Company's common stock. The Company completely and unequivocally disagrees with Mr. Aronson's claims as it did not send the emails in question to Mr. Aronson. Further the Company does not engage in marketing of its common stock by email or any other non-disclosed source. The Company retained counsel to respond to the claim and to evaluate the possibility of a countersuit due to the frivolity of the plaintiff's claim. The plaintiff subsequently dropped the claim.

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

High and Low Bid Prices Since Quotation on the OTCBB
Year	Quarter Ended	High	Low
2011	December 31	$0.0195	$0.0022
	September 30	$0.19	$0.012
	June 30	$0.35	$0.06
	March 31	$0.65	$0.10
2010	December 31	$0.75	$0.25
	September 30	$0.67	$0.51
	June 30	$2.50	$0.42*
	March 31	$0.21*	$0.18*

          *   This price reflects the six for one forward split effected on June 11, 2010.

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2011, the Company had 229 shareholders of record holding a total of 300,262,978 shares of fully paid and non-assessable common stock of the 500,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders since shares of our outstanding common stock are held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of December 31, 2011, the Company had no shares of preferred stock issued of the 10,000,000 shares of preferred stock, par value $0.001 per share, authorized.

Warrants

As of December 31, 2011, the Company had no warrants to purchase shares of stock.

Stock Options

As of December 31, 2011, the Company had no stock options to purchase shares of stock.

The Company entered into an agreement with its chief executive officer that provides for a three-year term, effective August 5, 2008, that included a monthly fee and participation in a stock option plan. However, during the six month transition period ended December 31, 2011, we cancelled these stock option rights pursuant to a debt settlement agreement with our chief executive officer.

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

Securities Authorized For Issuance under Equity Compensation Plans

None.

Convertible Securities

As of December 31, 2011, the Company had two promissory notes with an aggregate outstanding value of $88,000 convertible into shares of the Company stock. The notes, as amended, have interest rates of 8%, indefinite terms, and the option to convert the outstanding balances at a 55% discount off the market price at the time of conversion.

Subsequent to the six month transition period ended December 31, 2011, we executed an additional promissory note with a value of $19,000. The note has an interest rate of 8%, a nine month term, and the option to convert the outstanding balance at a 40% discount off the market price at the time of conversion.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On January 27, 2011, March 15, 2011, June 1, 2011, and March 7, 2012 the Company issued promissory notes in the amounts of $75,000, $60,000, $40,000, $19,000 respectively, to Asher Enterprises, Inc. ("Asher"), an unrelated party, at an interest rate of 8%, each with a nine month term, and an option to convert the outstanding balance of principal and interest into shares of our common stock at a 40% discount off the market price at the time of conversion (the March 15 and June 1, 2011 notes have been amended to be converted at a 55% discount with indefinite terms) pursuant to the exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act. We have issued shares of our common stock upon receiving conversion notices by Asher as follows:

Note Amounts	Due	Conversion Amount	Conversion Price	Conversion Shares	Conversion Dates	Remaining Balance
$75,000	October 27, 2011
		$15,000	0.0401	374,065	August 11, 2011
		$14,000	0.0352	397,727	August 17, 2011
		$16,000	0.0304	526,316	August 22, 2011
		$12,000	0.0146	821,918	August 31, 2011
		$10,000	0.0074	1,351,351	October 11, 2011
		$11,000*	0.0074	1,527,778	November 2, 2011	$0
$60,000	December 15, 2011
		$12,000	0.0049	2,448,980	December 8, 2011
		$10,000	0.0017	5,882,353	February 2, 2012
		$5,000	0.00099	5,050,505	March 15, 2012
		$4,000	0.00099	4,040,404	March 20, 2012
		$8,500	0.0014	6,071,429	March 26, 2012	$20,500
$40,000	March 1, 2012					$40,000
$19,000	December 12, 2012					$19,000
Total						$79,500

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

On  December 31, 2012, the Company's board of directors authorized the issuance of 2,493,001 shares of its common stock valued at $37,395 or $0.015 per share to Adderley Davis and Associates and 831,000 shares of its common stock valued at $12,465 or $0.015 per share to Tony Paskell, an aggregate of 3,324,001 shares, for cash received from subscriptions dated between September 6, 2011, and November 11, 2011, pursuant to the exemptions from registration provided by Regulation S of the Securities Act.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S.

The Company complied with the requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to offerees who were outside the United States at the time of the offering, and ensuring that the offerees to who the common shares were offered were non-U.S. offerees with addresses in foreign countries.

On November 21, 2011, the Company's board of directors authorized the issuance of 165,699,842 shares of its common stock to WWA Group, Inc. (“WWA Group”), valued at $2,477,544 or $0.014952 per share on conversion of a convertible promissory note issued to WWA Group on May 17, 2011, as amended, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the offer was an isolated private transaction by the Company which did not involve a public offering; (2) the offeree has access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

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

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is December 31.

Over the six month transition period ended December 31, 2011 we were managing U.S. government contracts and subcontracts in Southeast Asia. However, because of the narrow profit margins on our U.S. Navy contracts as well as our competition in the area, we have suspended bidding at this time. We will bid on specialty contracts as they arise and we will continue to market prefabricated housing. At the beginning of the transition period the Company began focusing on U.S. operations and on its alternative engine fuels operations in Thailand and the United States with Cleanfield. Cleanfield will initially prioritize profitable operation of the Tempe, Arizona conversion facility. When this facility becomes established, the Company intends to establish a regional network of conversion facilities and fueling points. This expansion will use a number of proven devices, including fully owned branches, franchises, and innovative joint ventures such as the Cleanfield/U-Fix-It agreement.

For the six month transition period ended December 31 , 2011:

(i)                 The Company continued contact with U.S. firms to establish strategic partnerships for domestic U.S. military projects.

(ii)               The Company entered into a memorandum of understanding with Cleanfield dated July 1, 2011 as amended on July 7, 2011. Pursuant to the MOU we acquired a 80% of the company pursuant to our providing them interim funding to cover expenses for the furtherance of the business plan of converting fleet vehicles to compressed natural gas (CNG) and to provide CNG fueling points at new or existing gas stations.

(iii)             We opened a conversion location with Cleanfield in Tempe, Arizona.

(iv)             The Company discontinued operations under the U.S. Navy’s Lido Phase II Project in Indonesia due to labor issues.

(v)               The Company began CNG conversion operations at our facility in Thailand with the conversion of a 250Kva/200Kw Cummins diesel generator. We expect to expand CNG operations in Thailand in the coming months.

(vi)             On October 26, 2011 our chief executive officer, Thomas R. Morgan, acquired 3,666,000 shares of the Company's common stock at three cents per share pursuant to a debt settlement agreement.

(vii)           On November 21, 2011, the Company authorized the issuance of 165,699,842 shares of common stock to WWA Group valued at $2,477,544 or $0.014952 per share on conversion of a convertible promissory note issued to WWA Group on May 17, 2011, as amended.

(viii)         Intelspec changed its name to Interspec due to an out-of-court legal settlement with Intel Corporation.

Subsequent to the year ended December 31, 2011:

(i)                 On February 1, 2012, the Company entered into a Share Exchange Agreement (dated January 11, 2012) with InterMedia Development Corporation ("InterMedia") whereby the Company is to acquire 100% of the outstanding shares of InterMedia’s common stock from InterMedia's shareholders in exchange for an aggregate of 84,000,000 shares of the Company’s common stock. As a result of closing the transaction the InterMedia shareholders will hold approximately 20% of our issued and outstanding common stock. The parties expect to amend the closing date of the Agreement to close the Agreement in April of 2012. As an obligation to consummate the closing of the Agreement, the Company will initiate two private placements to raise a minimum of $300,000 within six months and an additional minimum of $400,000 within twelve months of closing the Agreement. If the Company fails to raise the minimum amounts, the Company will be required to issue an additional 20,000,000 shares and may be required to issue an additional 90,000,000 shares, respectively. InterMedia is a media production company and defense contractor based in Fairfax, Virginia.

(ii)               On February 6, 2012, the Company changed its fiscal year end from June 30 to December 31. The report covering the transition period will be filed on Form 10-K for the six-month period between June 30, 2011 and December 31, 2012.

Net Losses

Net loss for the six month transition period ended December 31, 2011 was $184,322 as compared to $526,025 for the six month period ended December 31, 2010, a decrease of 65%. The decrease in net loss over the comparable periods is due to the realization of a gross profit in the current period and a decrease in operating expenses. The Company is confident that it will transition to net income in the next twelve months based on the prospective acquisition and the anticipated entry into CNG related activities in the U.S. and Thailand.

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

Net Revenues

Net revenues for the six month transition period ended December 31, 2011 were $403,321 as compared to $310,722 for the six month period ended December 31, 2010, an increase of 30%. The increase in net revenues over the comparable periods can be attributed to management contract revenue related to Lido Phase II. We expect net revenues to increase over the next twelve months as a result of our entry into CNG related activities in the U.S. and Thailand.

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

Gross Profit/ Loss

Gross profit for the six month transition period ended December 31, 2011 was $43,978 as compared to a gross loss of $186,775 for the six month period ended December 31, 2010. The transition to gross profit in the current period is due to revenues from our Lido Phase II project which exceeded costs. We expect to continue with gross profits over the next twelve months in step with our expected realization of CNG related revenues.

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

Operating Expenses

Operating expenses for the six month transition period ended December 31, 2011 decreased to $163,831 from $339,081 for the six month period ended December 31, 2010, a decrease of 52%. Operating expenses are from general, selling and administrative expenses, salaries and wages, and depreciation and amortization expense. Over the periods general, selling and administrative expenses decreased to $86,652 from $154,425 and salaries and wages decreased to $77,179 from $184,656. We expect operating expenses to decrease in the near term as we continue to streamline our expenses. We had no depreciation and amortization expenses for the six month transition period ended December 31, 2011 and 2010.

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

Other Expenses/Income

Other expenses for the six month transition period ended December 31, 2011 were $64,469 compared to $169 for the six month period ended December 31, 2010. Other expenses in the current period were comprised of interest expenses related to our loans from WWA Group and Asher.

Other expenses for the year ended June 30, 2011 were $3,995,411 compared to other income for the year ended June 30, 2010 of $103,585. The transition to expenses from income over the comparative periods is primarily due to a current period loss of $1,981,604 on the write down of Power Track’ inventory (mainly processed limestone), a loss of $1,091,071 on the sale of Power Track’s fixed assets (crushing and mobile earthmoving equipment, a mobile labor camp, trucks, generators, and compressors for use in Power Track’s mining operations), and a write off of $1,244,703 on Power Track’s fixed assets.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of December 31, 2011, we had a working capital deficit of $306,356. Our current and total assets were $89,805 consisting of cash of $42,690, prepaid expenses of $32,406 and other current assets of $14,709. Our current and total liabilities were $396,161 consisting of notes payable of $328,226, accounts payable of $27,856 and accrued expenses of $40,079. Stockholders deficit was $306,357 as of December 31, 2011.

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

Cash flows used in operating activities for the six month transition period ending December 31, 2011 were $358,633 compared to cash flows provided by operating activities of $16,929 for the six month period ending December 31, 2010. Cash flow used in operating activities in the current period is primarily due to net losses and a decrease in notes payable and a decrease in accrued liabilities. Although cash flows used in operating activities has risen over the comparative six month transition periods we do expect to transition to cash flow provided by operations over the next twelve months once we transition from net losses to net income.

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

Cash flows provided by investing activities for the six month transition period ending December 31, 2011 and the six month period ended December 31, 2010 were $0. We expect to use cash flow in investing activities over the next twelve months as we enter the distribution of CNG market in the U.S. and Thailand.

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

Cash flows provided by financing activities for the six month transition period ending December 31, 2011 were $318,350 as compared to $0 for the six month period ending December 31, 2010. Cash flows provided by financing activities in the current period are attributable to the issuance of common stock to discharge debt owed to WWA Group and Asher and common stock subscriptions in the period, mostly offset by a decrease in the long term debt owe to WWA Group. We may realize cash flows provided by financing activities over the next twelve months if we remain reliant on debt or equity financings to continue operations.

Cash flows provided by financing activities for the year ending June 30, 2011 were $2,479,003 as compared to $471,831 for the year ending June 30, 2010. Cash flows provided in the current period are attributable to the conversion of current debt with WWA Group into long-term debt and to a lesser extent common stock issued against services. The Company expects to realize cash flows provided by financing activities in the near term in connection with debt or equity financings.

Our current assets are insufficient to meet the Company’s business objectives over the next twelve months. We need a minimum of $100,000 in debt or equity financing to maintain operations and to fulfill our business plan. Although, we have no commitments or arrangements for this level of financing, our shareholders remain the most likely source of loans or equity placements to ensure our continued operation though such support can in no way be assured. Our inability to obtain additional financing will have a material adverse affect on our business operations.

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

Going Concern

Our auditors included an explanatory statement in their report on the Company’s consolidated financial statements for the transition periods ended December 31, 2011 and 2010 and the years ended June 30, 2011 and 2010, expressing an opinion as to our ability to continue as a going concern as a result of a working capital deficit, negative cash flows, and accumulated net losses. Our ability to continue as a going concern is subject to the ability of the Company to transition to net income in 2012 and obtaining additional funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) increasing our gross profit; (ii) financing from private placement sources; and (iii) converting outstanding debt to equity. Although the Company believes that it will be able to remain a going concern, through the methods discussed above, there can be no assurances that such methods will prove successful.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the six month transition periods ended December 31, 2011 and 2010 and the fiscal years ended June 30, 2011 and 2010 are attached hereto as F-1 through F-14.

INFRASTRUCTURE DEVELOPMENTS CORP.

Six Months Ended December 31, 2011 and December 31, 2010 (unaudited)

and

Twelve Months Ended June 30, 2011 and June 30, 2010

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

Consolidated Statements of Operations                                                     F-4

Consolidated Statement of Stockholders’ Equity (Deficit)                           F-5

Consolidated Statements of Cash Flows                                                    F-6

Notes to Consolidated Financial Statements                                               F-7

 Pinaki & Associates LLC

Certified Public Accountants

   625 Barksdale Rd, Suite 113,

Newark, DE 19711

   Phone: 510-274-5471 | pmohapatra@pinakiassociates.com

To the Board of Directors

Infrastructure Developments Corp.

299 S. Main Street, 13th Floor

Salt Lake City

Utah 84111

We have audited the accompanying consolidated balance sheets of Infrastructure Developments Corp. and subsidiaries as of December 31, 2011, June 30, 2011 and June 30, 2010 and the related consolidated statements of income, stockholders’ equity and cash flows for the six months period ended December 31, 2011 and years ended June 30, 2011and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infrastructure Developments Corp. and subsidiaries as of December 31, 2011, June 30, 2011 and June 30, 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for the six months period ended December 31, 2011 and  years ended June 30, 2011and 2010 , in conformity with accounting principles generally accepted in the United States of America.

/s/ Pinaki & Associates LLC.

Pinaki & Associates LLC.

Hayward, CA

April 11, 2012

Infrastructure Developments Corp.
Consolidated Balance Sheets

ASSETS	As of December 31, 2011	As of December 31, 2010	As of June 30, 2011	As of June 30, 2010
		(Unaudited)
CURRENT ASSETS

Cash	$ 42,690	$ 72,868	$ 82,973	$ 55,939
Receivables, net	-	358,541	-	577,471
Inventories	-	1,981,604	67,744	2,231,449
Prepaid expenses	32,406	152,388	49,073	177,391
Other current assets	14,709	212,893	16,053	218,971
Total current assets	89,805	2,778,294	215,843	3,261,221

FIXED ASSETS, Net	-	2,786,392	-	2,986,340.00

TOTAL ASSETS	$ 89,805	$ 5,564,686	$ 215,843	$ 6,247,561

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes Payable	$ 328,226	$ 2,487,152	$ 421,226	$ 2,434,002
Accounts payable	27,856	430,176	27,856	598,379
Accrued expenses	40,079	216,712	207,144	258,543
Total current liabilities	396,161	3,134,040	656,227	3,290,924

Long-term debt	-	-	2,409,003	0

TOTAL LIABILITIES	396,161	3,134,040	3,065,230	3,290,924

STOCKHOLDERS' EQUITY

Common Stock
Authorized: 500,000,000 common shares with $0.001 par value
Issued: 120,000,000	300,263	30,379	120,125	30,379

Additional paid-in capital	8,473,865	5,946,396	5,926,649	5,946,396

Retained earnings	(9,080,484)	(3,546,129)	(8,896,162)	(3,020,138)

Total Stockholders' Equity	(306,357)	2,430,646	(2,849,387)	2,956,637

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 89,805	$ 5,564,686	$ 215,843	$ 6,247,561

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp.
Consolidated Statements of Operations

	Six Months Ended	Six Months Ended	Year Ended	Year Ended
	December 31, 2011	December 31, 2010	June 30, 2011	June 30, 2010
		(Unaudited)
Net revenues:
Contract Income	$ -	$ -	$ 300,492	$ 320,093
Revenue from equipment rental	-	-	-	982,688
Project Management	403,321	310,722	301,945	1,704,956
Total net revenues	403,321	310,722	602,437	3,007,737

Cost of Goods Sold	359,343	497,497	877,866	2,678,136

Gross profit (Loss)	43,978	(186,775)	(275,429)	329,601
Operating expenses:
General, selling and administrative expenses	86,652	154,425	1,286,740	275,729
Salaries and wages	77,179	184,656	318,444	276,692
Depreciation and amortization expense	-	-	-	56,074

Total operating expenses	163,831	339,081	1,605,184	608,495

Income (loss) from operations	(119,853)	(525,856)	(1,880,613)	(278,894)
Other income (expense):
Interest income/(expenses)	(64,469)	-	(16,577)	-
Loss in inventory write down	-	-	(1,981,604)	-
Loss in sale of fixed assets	-	-	(1,091,071)	-
Write off of fixed assets	-	-	(1,244,703)	-
Other income (expense)	-	(169)	338,544	103,585

Total other income (expense)	(64,469)	(169)	(3,995,411)	103,585

Income (loss) before income tax	(184,322)	(526,025)	(5,876,024)	(175,309)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$ (184,322)	$ (526,025)	$ (5,876,024)	$ (175,309)

Basic income (loss) per share	$ (0.00)	$ (0.00)	$ (0.05)	$ (0.00)
Fully diluted income (loss) per share	$ (0.00)	$ (0.00)	$ (0.05)	$ (0.00)

Basic weighted average number of shares outstanding	182,518,012	182,518,012	120,000,000	120,000,000
Fully diluted weighted average number of shares outstanding	182,518,012	182,518,012	120,000,000	120,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp.
Consolidated Statements of Stockholders' Equity

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, June 30, 2010	120,000,000	120,000 (1)	5,856,775 (1)	(3,020,138)	2,956,637

Common Stock issued @ $0.01 per share Ag. Services	125,000	125	69,875		70,000

Net Loss				(5,876,024)	(5,876,024)

Balance, June 30, 2011	120,125,000	120,125	5,926,650	(8,896,162)	(2,849,387)

Common Stock Issued @$0.001 Per share Ag. Outstanding Debt	374,065	374.07	14,625.94		15,000
Common Stock Issued @$0.001 Per share Ag. Outstanding Debt	397,727	397.73	13,602.27		14,000
Common Stock Issued @$0.001 Per share Ag. Outstanding Debt	526,316	526.32	15,473.68		16,000
Common Stock Issued @$0.001 Per share Ag. Outstanding Debt	821,918	821.92	11,178.08		12,000
Common Stock Issued @$0.001 Per share for Cash	165,000	165.00	2,310.00		2,475
Common Stock Issued @$0.001 Per share for Cash	1,331,334	1,331.33	18,638.67		19,970
Common Stock Issued @$0.001 Per share for Cash	665,000	665.00	9,310.00		9,975
Common Stock Issued @$0.001 Per share Ag. Outstanding Debt	3,666,000	3,666.00	106,314.00		109,980
Common Stock Issued @$0.001 Per share for Cash	831,000	831.00	11,602.23		12,433
Common Stock Issued @$0.001 Per share Ag. Outstanding Debt	1,351,351	1,351.35	8,648.65		10,000
Common Stock Issued @$0.001 Per share Ag. Outstanding Debt	1,527,778	1,527.78	9,472.22		11,000
Common Stock Issued @$0.001 Per share for Cash	331,667	331.67	4,643.33		4,975
Common Stock Issued @$0.001 Per share Ag. Outstanding Debt	165,699,842	165,699.84	2,311,844.16		2,477,544
Common Stock Issued @$0.001 Per share Ag. Outstanding Debt	2,448,980	2,448.98	9,551.02		12,000

Net Loss				(184,322)	(184,322)

Balance, December 31, 2011	300,262,978	300,263	8,473,864	(9,080,484)	(306,357)

Note 1 $89,621 has been reclassed to Common Stock amount from Additional Paid-in-capital in Balance June 30, 2010

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp.
Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended	Year ended	Year ended
	December 31, 2011	December 31, 2010	June 30, 2011	June 30, 2010
		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ( loss)	$ (184,322)	$ (526,025)	$ (5,876,024)	$ (175,309)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	-	199,948	238,117	324,546
(Gain)Loss on disposition of assets	-		2,335,774
Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	(0)	218,930	577,470	240,800
Inventories	67,744	249,845	2,163,704	130,000
Prepaid expenses	16,667	25,003	128,318	(68,179)
Other current assets	1,344	6,112	202,918	(163,936)
Increase (decrease) in:
Notes payable	(93,000)	53,150	(2,012,776)	106,445
Accounts payable	(0)	(168,203)	(570,522)	34,427
Accrued liabilities	(167,065)	(41,831)	(51,399)	194,799
Net Cash Provided (Used) in Operating Activities	(358,633)	16,929	(2,864,419)	623,592

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-	-	(1,225,649)
Proceeds from sale of Fixed Assets	-	-	412,448	60,000
Net Cash Provided (Used) by Investing Activities	-	-	412,448	(1,165,650)

CASH FLOWS FROM FINANCING ACTIVITIES

Common Stock issued against services	-	-	70,000	383,312
Common stock issued Against Debt and Cash	2,727,353	-	-	88,519
Increase (Decrease) in Long term debt	(2,409,003)	-	2,409,003	-
Net Cash Provided by Financing Activities	318,350	0	2,479,003	471,831

NET INCREASE IN CASH	(40,283)	16,929	27,033	(70,226)

CASH AT BEGINNING OF PERIOD	82,973	55,939	55,939	126,164

CASH AT END OF PERIOD	$ 42,690	$ 72,868	$ 82,973	$ 55,939

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

Decemer 31, 2011 and June 30, 2011

NOTE 1 - ORGANIZATION AND HISTORY

Infrastructure Developments Corp. (the “Company”), was incorporated in Nevada as “1st Home Buy & Sell Ltd.” on August 10, 2006, to operate as a real estate company. The Company changed its name from “1st Home Buy & Sell Ltd.” to “Infrastructure Developments Corp.” on March 1, 2010, while evaluating possible business combinations, acquisitions or development opportunities.

On April 14, 2010, the Company and Intelspec International Inc. (“Intelspec”), a Nevada corporation, engaged in engineering, construction, and project management executed a stock exchange agreement, whereby the Company agreed to acquire 100% of the issued and outstanding shares of Intelspec in exchange for 14,000,000 shares of the Company’s common stock. Because the owners of Intelspec became the principal shareholders of the Company through the transaction, Intelspec is considered the acquirer for accounting purposes and this transaction is accounted for as a reverse acquisition or recapitalization of Intelspec. Following the closing of the share exchange agreement, the Company's principal business became that of Intelspec. On April 26, 2010, the Company disclosed the information that would have been required if it were filing a general form for registration of securities on Form 10, as required under Item 2.01(f) of Form 8-K, thereby removing its status as a “shell” company.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

a.   Principles of Consolidation

The consolidated financial statements herein include the operations of Intelspec and the consolidated operations of Infrastructure Development Corp. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation/

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

Decemer 31, 2011 and June 30, 2011

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

b.   Cash and Cash Equivalents

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

      d.   Inventory

Inventories consisted of limestone quarry run/feed stock/aggregate to be sold, stated at the lower of cost or market.  The cost was determined by specific identification method. Cost included processing costs and other incidental expenses incurred in bringing inventories to their location and condition. The Company recorded a reserve if the fair value of inventory was determined to be less than the cost.

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

Decemer 31, 2011 and June 30, 2011

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

The Company issued no compensatory options to its employees during the transition period ended December 31, 2011 and year ended June 30, 2011.

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

i.   Advertising

The Company expenses the cost of advertising as incurred. For the transition period ended December 31, 2011 and year ended June 30, 2011, the Company had no advertising expenses.

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

Decemer 31, 2011 and June 30, 2011

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

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  In addition, depreciation of the asset ceases.  During the period ended December 31, 2011 and year ended June 30, 2011, $0 and $1,244,703 respectively were written off from the Company’s long-lived assets.

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

Decemer 31, 2011 and June 30, 2011

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

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had payable to related parties totaling $0 as of December 31, 2011 and $2,409,003 as of June 30, 2011. The payables as of June 30, 2011 had 6% annual interest effective from May 17, 2011, unsecured and were due in full within 5 year of the execution of the Note. The Note was executed on May 17, 2011.

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

NOTE 10 – LONG TERM DEBT

                        On May 17, 2011 the Company converted $2,442,000 of short term loan due to WWA Group, Inc., to long term debt payable in full within 5 years of the execution of the Note. The Note was executed on May 17, 2011. The Note carried an annual interest of 6%.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

Decemer 31, 2011 and June 30, 2011

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income to increase the prominence of items reported in other comprehensive income. Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of shareholder's equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe the adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

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

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

Decemer 31, 2011 and June 30, 2011

NOTE 12 – STOCKHOLDERS' EQUITY (Continued)

b.  Issued

•         On June 11, 2010, the Company effected a 6-to-1 forward split of its 20,000,000 issued and outstanding common shares, resulting in 120,000,000 common shares on a post split basis. Shares and per share amounts have been retroactively restated to reflect the 6-for-1 forward stock split.

•         As of June 30, 2010, the Company had 120,000,000 shares of common stock issued and outstanding

•         On January 17, 2011, the Company issued 125,000 shares of common stock to an unrelated party for consulting services at $0.001 per share

•         As of June 30, 2011, the Company had 120,125,000 shares of common stock issued and outstanding

•         On August 11, 2011, the Company issued 374,065 shares of common stock to an unrelated party against 8% Convertible Note.

•         On August 17, 2011, the Company issued 397,727 shares of common stock to an unrelated party against 8% Convertible Note.

•         On August 22, 2011, the Company issued 526,316 shares of common stock to an unrelated party against 8% Convertible Note.

•         On August 31, 2011, the Company issued 821,918 shares of common stock to an unrelated party against 8% Convertible Note.

•         On September 06, 2011, the Company issued 165,000 shares of common stock against Cash Subscription.

•         On September 26, 2011, the Company issued 1,331,334 shares of common stock against Cash Subscription.

•         On September 29, 2011, the Company issued 665,000 shares of common stock against Cash Subscription.

•         On October 11, 2011, the Company issued 1,351,351 shares of common stock to an unrelated party against 8% Convertible Note.

•         On October 13, 2011, the Company issued 3,666,000 shares of common stock against Debt Settlement.

•         On October 19, 2011, the Company issued 831,000 shares of common stock against Cash Subscription.

•         On November 02, 2011, the Company issued 1,527,778 shares of common stock to an unrelated party against 8% Convertible Note.

•         On November 10, 2011, the Company issued 331,667 shares of common stock against Cash Subscription.

•         On November 21, 2011, the Company issued 165,699,842 shares of common stock to a related party against 6% Convertible Promissory Note.

•         On December 08, 2011, the Company issued 2,448,980 shares of common stock to an unrelated party against 8% Convertible Note.

•         As of December 31, 2011, the Company had 300,262,978 shares of common stock issued and outstanding

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

Decemer 31, 2011 and June 30, 2011

NOTE 13 – CONVERSION OF NOTES TO EQUITY

On November 21, 2011, the Company's board of directors authorized the issuance of 165,699,842 shares of common stock to WWA Group, Inc. (“WWA Group”), valued at $2,477,544 or $0.014952 per share on conversion of a convertible promissory note issued to WWA Group on May 17, 2011.

NOTE 14 - CHANGE IN FISCAL YEAR END

On November 16, 2011 the Company's board of directors approved a change in the fiscal year end from June 30 to December 31. The change became effective at the end of the quarter ended December 31, 2011.

NOTE 15 – TRANSITION PERIOD COMPARATIVE DATA

The following table presents certain financial information for the six months ended December 31, 2011 and 2010 respectively.

	Six Months Ended
	December, 31
	2011	2010
		(Unaudited)
Revenues	$403,321	$310,722
Gross profit	$43,978	$(186,775
Loss before income taxes	$(184,322)	$(526,025)
Income taxes	$0	$0
Net loss	$(184,322)	$(526,025)
Loss per common share (basic and diluted)	$(0.00100)	$(0.00044)
Weighted average common shares outstanding	182,518,012	120,000,000

NOTE 16 – SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the Company has evaluated subsequent events through the date which the financial statements were available to be issued. The Company has determined that the following such event warrants disclosure or recognition in the financial statements:

On January 11, 2012, the Company entered into a memorandum of understanding with Inter Media Development Corporation to acquire 100% of the outstanding shares of InterMedia’s common stock from InterMedia's shareholders in exchange for an aggregate of 84,000,000 shares of the Company's common stock. The Company, InterMedia, and InterMedia's shareholders entered into the Agreement (dated effective January 11, 2012) on February 1, 2012. The parties expect to amend the closing date of the Agreement to close the Agreement in May of 2012.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

The Company identified the following material weakness: Lack of Appropriate Independent Oversight.

The board of directors has not provided an appropriate level of oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting since there are, at present, no independent directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions.  While this control deficiency did not result in any audit adjustments to our 2011 or 2010 interim, annual, or transition period financial statements, it could have resulted in material misstatement that might have been prevented or detected by independent oversight. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the transition period ended December 31, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

The following is a brief account of the business experience of our directors, executive officers, and other significant employees, including their background occupations and employment over the past five years. We also provide the responsibilities and qualifications of our executive officers and other significant employees and the qualifications of our directors. The following includes other directorships in public companies over the past five years of our directors. Except as otherwise noted, none of the following referenced organizations are affiliates of the Company.

Thomas R. Morgan was appointed to serve as Chief Executive Officer and as a director of the Company on April 10, 2010. He has been the executive officer and a director of Intelspec since July 15, 2008. He will serve until the next annual meeting of our shareholders and his successor is elected and qualified.

Business Experience:

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

Officer and Director Responsibilities and Qualifications:

Mr. Morgan is responsible for the overall management of the Company and is involved in many of its day-to-day operations, finance and administration.

Other Public Company Directorships in the Last Five Years:

During the last five years Mr. Morgan has not been an officer or director of any other public companies.

Digamber Naswa was appointed to serve as Chief Financial Officer and Principal Accounting Officer of the Company on June 14, 2011,. He will serve until the next annual meeting of our shareholders and his successor is elected and qualified.

Business Experience:

Mr. Naswa has been the financial controller of World Wide Auctioneers since 2002 and an officer and director of WWA Group, Inc., since August of 2003 (WWA Group holds approximately 50% of the Company's common stock). Between 2000 and 2002 he was the financial controller of Trust Garment Factory, Ltd., a U.A.E.-based clothing manufacturer, exporter and importer. Between 1996 and 2000 he was the deputy general manager with Xpro India, Ltd. (a division of Cimmico Birla), an India-based producer of a wide range of plastic goods.

Officer and Director Responsibilities and Qualifications:

Mr. Naswa is responsible for managing the financial risks of the Company. He also provides our financial planning and our record keeper. He works with accountants to review financial reports and assists in the preparation of our annual and interim financial statements. He also is responsible for the Company’s periodic financial reporting to our CEO and the board of directors.

Mr. Naswa is a science graduate from the Kurukshetra University, India. He finished his Chartered Accountancy from the Institute of Chartered Accountants of India in 1984. He spent almost 20 years serving different industries in India and the United Arab Emirates in his various capacities as accounts officer, finance manager, deputy general manager and financial controller.

Other Public Company Directorships in the Last Five Years:

Over the last five years Mr. Naswa has been an officer and director of WWA Group, Inc. (from 2003 to present).

Shawn Teigen was appointed to serve as Secretary and as a director of the Company on April 10, 2010. He has been a director of Intelspec since July 15, 2008. He will serve until the next annual meeting of our shareholders and his successor is elected and qualified.

Business Experience:

Shawn Teigen has been providing consulting services to early-stage businesses for the past 10 years.

He is the president of an oil and gas company with operations in Wyoming. Mr. Teigen spent two years in Kazakhstan as a U.S. Peace Corps volunteer.

Director Qualifications:

Mr. Teigen holds a Master of Public Policy and a BS in Management from the University of Utah. He also serves on the board of directors of certain public-sector and non-profit organizations.

Other Public Company Directorships in the Last Five Years:

Over the last five years Mr. Teigen has not been an officer or director of any other public company.

Eric Montandon was appointed as a director of the Company on May 17, 2011. He will serve until the next annual meeting of our shareholders and his successor is elected and qualified.

Business Experience:

Mr. Montandon joined the board of directors of Asia8, Inc., in 2000 and became its CEO and CFO. He and was instrumental in Asia8, Inc.’s acquisition and development of World Wide Auctioneers, Ltd. His primary business focus has been on those two companies and WWA Group, Inc., since 2003 (WWA Group holds approximately 58% of the Company's common stock). Mr. Montandon is responsible for the overall management of these companies and is involved in many of their day-to-day operations, finance and administration. In 1994 Mr. Montandon was involved in forming Momentum Asia, Inc., a design and printing operation in Subic Bay, Philippines. He operated this company as its CEO until the middle of 2000. Between 1988 and 1992 he worked for Winius-Montandon, Inc. as a commercial real estate consultant and appraiser in Phoenix, Arizona.

Director Qualifications:

Mr. Montandon graduated from Arizona State University in 1988 with a Bachelor’s Degree in Business Finance. He has worked with early stage companies for the past two decades.

Other Public Company Directorships in the Last Five Years:

Over the last five years Mr. Montandon has been an officer and director of three public companies: WWA Group, Inc. (from 2003 to present) (chief executive officer and director); Asia8, Inc., a holding company with a significant interest in WWA Group (from February 2000 to present) (chief executive officer, chief financial officer and director); and Net Telecommunications, Inc., formerly a telecommunications service provider (from September 2000 to present) (director).

James Kisselburg was has been the President and CEO of Cleanfield Energy, Inc., since July 2011.

Business Experience:

Mr. Kisselburg has a wide range of management experience over the past 30 years, including several management positions with Ramada Inc. while the company grew to thousands of hotels and later became the hospitality giant Cendant. Most recently, between 1999 and 2010 Mr. Kisselburg was Global Sales Director for Cendant’s 7,000 hotels and resorts worldwide.

Significant Employee Responsibilities and Qualifications:

Mr. Kisselburg is responsible for managing all the day to day operations of Cleanfield. He has decades of business and project management experience.

Directors

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The board of directors elects officers and their terms of office are at the discretion of the board of directors. Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. At the present time, members of the board of directors are not compensated for their services to the board.

Compliance with Section 16(a) o f the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of the following persons or entities which, during the transition period ended December 31, 2011, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

  WWA Group, Inc., failed to file Forms 4 and/or 5.

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

Executive compensation for the six month transition period ended December 31, 2011 was $17,500 and the years ended June 30, 2011 and June 30, 2010 was $180,000. The decrease in executive compensation over the three periods is attributable to the transition period being a more brief period of time but primarily to the expiration on August 4, 2011, of an employment agreement between Intelspec and our chief executive officer dated August 5, 2008; a salary expense had been paid or accrued at a consistent monthly during the period of the agreement. On October 13, 2011, effective August 5, 2011, the Company and our chief executive officer executed a one-year agreement at a salary of $500 per month due to current cash flow restrictions. Our chief financial officer, appointed June 14, 2011, earned no compensation during the period ended June 30, 2011 or the transition period ended December 31, 2011.

Summary Compensation Table

The following table provides summary information for the years ended December 31, 2011 and June 30, 2011 concerning cash and non-cash compensation paid or accrued to or on behalf of (i) the chief executive officer, (ii) the two most highly compensated executive officers other than the chief executive officer if compensated over $100,000 and (iii) additional individuals if compensated over $100,000.

Executives Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Thomas R. Morgan (1) CEO and Director	Dec. 31 2011 June 30, 2011 June 30, 2010	17,500 180,000 180,000	- - -	- - -	- - -	- - -	- - -	- - -	17,500 180,000 180,000
Garry Unger(2) Former CEO,CFO and Director	June 30, 2010	-	-	-	-	-	-	-	-

1.     On April 14, 2010, Mr. Morgan consented to act as the Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and a director of the Company. During the period Mr. Morgan accrued compensation of $15,000 per month pursuant to a three-year employment agreement with Intelspec made effective August 5, 2008. On August 5, 2011, Mr. Morgan consented to act as the Chief Executive Officer for compensation of $500 per month pursuant to a one-year employment agreement with the Company.

2.     On April 14, 2010, the Company received the resignation of Mr. Unger as the Company's CEO, CFO, and its sole-director. During his tenure Mr. Unger received no compensation for his services to the Company.

We entered into an employment agreement with our chief executive officer that provides for a one-year term, effective August 5, 2011, that includes a monthly fee. The Company currently has no option or stock award plan.

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 321,307,669 shares of common stock issued and outstanding as of April 13, 2012 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership	Percentage of Beneficial Ownership
Directors and Officers
Thomas R. Morgan 13800 Coppermine Road, 2nd Floor, Herndon, VA 20171	10,434,312	3.25%
Digamber Naswa 700 Lavaca Street, Austin, TX 78753	0	0%
Shawn Teigen 163 Williams Ave., Salt Lake City, UT 84111	51,618	0.01%
Eric Montandon and Digamber Naswa(2) 700 Lavaca St., Suite 1400 Austin, Texas 78701	184,994,060	57.58%
All executive officers and directors as a group	195,479,990	60.84%
Beneficial owners greater than 5%
WWA Group, Inc. (2) 700 Lavaca St., Suite 1400 Austin, Texas 78701	184,994,060	57.58%

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

2.       Mr. Montandon, Mr. Naswa and Mr. Saxena have shared voting and dispositive control over the shares of the Company held by WWA Group. by virtue of being directors of WWA Group.

Changes in Control

November 21, 2011, the Company authorized the issuance of 165,699,842 shares of common stock to WWA Group valued at $2,477,544 or $0.014952 per share on conversion of a convertible promissory note issued to WWA Group on May 17, 2011, as amended. The issuance of 165,699,842 shares of the Company's common stock to WWA Group constituted a change in control of the Company as previously reported on Form 8-K.

ITEM 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us, except as follows:

•         On October 26, 2011 our chief executive officer, Thomas R. Morgan, acquired 3,666,000 shares of the Company's common stock at three cents per share, pursuant to a debt settlement agreement dated October 13, 2011.

•         On November 21, 2011, the Company authorized the issuance of 165,699,842 shares of common stock to WWA Group – Eric Montandon one of our directors, and Digamber Naswa our chief financial officer, are officers and directors of WWA Group - valued at $2,477,544 or $0.014952 per share on conversion of a convertible promissory note issued to WWA Group on May 17, 2011, as amended.

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

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Pinaki & Associates LLC (“Pinaki”) for professional services rendered for the past transition period and two fiscal years:

Fee Category	Pinaki Transition Period ended December 31, 2011 Fees ($)	Pinaki Fiscal June 30, 2011 Fees ($)	Pinaki Fiscal June 30, 2010 Fees ($)
Audit Fees	9,000	30,000	30,000
Audit-Related Fees	0	0	0
Tax Fees	0	0	0
All Other Fees	0	0	0

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Pinaki in connection with statutory and regulatory filings or engagements.

Audit Committee Pre-Approval

The Company did not have a standing audit committee at the time its respective auditors were engaged. Therefore, all services provided by Pinaki, as detailed above, were pre-approved by the Company’s board of directors. Pinaki performed all work only with their permanent full time employees.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)        Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-14, and are included as part of this Form 10-K:

Financial Statements of the Company for the transition periods ended December 31, 2011 and 2010 and the fiscal years ended June 30, 2011 and June 30, 2010:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b)        Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 45 of this Form 10-K, and are incorporated herein by this reference.

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

Infrastructure Developments Corp.	Date
/s/ Thomas Morgan By: Thomas Morgan Its: Chief Executive Officer and Director	April 13, 2012
/s/ Digamber Naswa By: Digamber Naswa Its: Chief Financial Officer and Principal Accounting Officer	April 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Thomas Morgan Thomas Morgan Chief Executive Officer and Director	April 13, 2012
/s/ Shawn Teigen Shawn Teigen Director	April 13, 2012
/s/ Eric Montandon Eric Montandon Director	April 13, 2012

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

3.2*             Bylaws. Incorporated by reference to the Company’s Registration Statement on Form SB-1 filed with the Commission on May 11, 2007.

10.1*           Securities Purchase Agreement, dated July 1, 2008, between Intelspec, Intelspec LLC and Tom Morgan. Incorporated by reference to our current Report on Form 8-K as filed with the Commission on April 26, 2010.

10.2*           Employment Agreement, dated August 1, 2008, between Intelspec and Tom Morgan. Incorporated by reference to the Company’s current Report on Form 8-K as filed with the Commission on April 26, 2010.

10.3*           Share Exchange Agreement dated April 1, 2010, between the Company and Intelspec. Incorporated by reference to the Company’s current Report on Form 8-K as filed with the Commission on April 8, 2010.

10.4*           Promissory Note with WWA Group, Inc., dated May 17, 2011. Incorporated by reference to the Company’s Form 10-Q filed with the Commission on May 23, 2011.

10.5*           Security Purchase Agreement and Convertible Promissory Note with Asher Enterprises, Inc.  Incorporated by reference to the Company’s Form 10-K filed with the Commission on October 7, 2011.

10.6*           Memorandum of Understanding and Addendum with Cleanfield Energy, Inc. Incorporated by reference to the Company’s Form 10-K filed with the Commission on October 7, 2011.

10.7*                       Accord and Satisfaction with Thomas R. Morgan. Incorporated by reference to the Company’s Form 10-Q filed with the Commission on November 18, 2011.

10.8*           Share Exchange Agreement with InterMedia Development Corporation (dated January 11, 2012) entered into on February 1, 2012. Incorporated by reference to the Company’s Form 8-K filed with the Commission on February 13, 2012.

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