Form 10-Q
period 2012-03-31
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2012-05-15
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended March 31, 2012.

 ☐      Transition  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

transition period from

to

.

Commission file number: 000-52936

INFRASTRUCTURE DEVELOPMENTS CORP.

(Exact name of registrant as specified in its charter)

Nevada

27-1034540

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

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

Indicate  by  check  mark  whether  the  registrant  is  a  large  accelerated  filer,  an  accelerated  filer,  a  non-

accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☑

Indicate  by  check  mark  whether  the  registrant  is  a  shell  company  (as  defined  in  Rule  12b-2  of  the

Exchange Act): Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at May 15, 2012, was 349,479,764.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated  Balance Sheets as of March 31, 2012 (unaudited) and December 31,

4

2011

Unaudited   Consolidated Statements of Operations for the Three month periods

5

ended March 31, 2012 and March 31, 2011

Unaudited  Consolidated  Statements of Cash Flows for the Three month periods

6

ended March 31, 2012 and  March 31, 2011

Notes to Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

14

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

19

Item 4.

Controls and Procedures

19

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

20

Item 1A.

Risk Factors

20

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3.

Defaults Upon Senior Securities

27

Item 4.

(Removed and Reserved)

27

Item 5.

Other Information

27

Item 6.

Exhibits

27

Signatures

28

Index to Exhibits

29

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

Infrastructure Developments Corp.

Condensed Consolidated Balance Sheets

As of March 31,

As of December 31,

ASSETS

2012

2011*

(Unaudited)

CURRENT ASSETS

Cash

$

18,319

$

42,690

Receivables, net

-

-

Prepaid expenses

24,073

32,406

Other current assets

21,141

14,709

Total current  assets

63,533

89,805

FIXED ASSETS, Net

-

-

TOTAL ASSETS

$

63,533

$

89,805

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes Payable

$

304,426

$

328,226

Accounts payable

45,260

27,856

Accrued expenses

47,452

40,079

Total current  liabilities

397,138

396,161

Long-term debt

-

-

TOTAL LIABILITIES

397,138

396,161

STOCKHOLDERS' EQUITY

Common Stock

Authorized: 500,000,000 common shares with $0.001 par value

Issued:    321,307,669

321,308

300,263

Additional paid-in capital

8,480,320

8,473,865

Retained earnings

(9,135,233)

(9,080,484)

Total Stockholders' Deficit

(333,605)

(306,357)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

$

63,533

$

89,805

* The Balance Sheet  as of December 31, 2011 has been derived  from the audited financial statements of that  date.

The accompanying notes are an integral part of these consolidated financial statements

Infrastructure Developments Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

Three Months Ended

March 31, 2012

March 31, 2011

Net revenues:

Project Management

$

56,300

$

189,469

Total net revenues

56,300

189,469

Cost of Goods Sold

61,186

208,552

Gross Loss

(4,886)

(19,083)

Operating expenses:

General, selling and administrative expenses

33,991

517,689

Salaries and wages

12,500

92,694

Provision for Slow Moving Inventories

-

1,387,123

Bad debt Expenses (Power Track)

-

357,321

Total operating expenses

46,491

2,354,827

Loss from operations

(51,377)

(2,373,910)

Other income (expense):

Interest income/(expenses)

(4,372)

-

Loss in sale of fixed assets

-

(1,091,071)

Other income (expense)

1,000

335,715

Total other expense

(3,372)

(755,356)

Income (loss) before income tax

(54,749)

(3,129,266)

Provision for income taxes

-

-

Net Loss

$

(54,749)

$

(3,129,266)

Other Comprehensive Income (Loss)

$

-

$

-

Total Comprehensive Loss

$

(54,749)

$

(3,129,266)

Basic income (loss) per share

$

(0.00)

$

(0.02)

Fully diluted income (loss) per share

$

(0.00)

$

(0.02)

Basic weighted average number of shares outstanding

309,238,659

182,518,012

Fully diluted weighted average number of shares outstanding

309,238,659

182,518,012

The accompanying notes are an integral part of these consolidated financial statements

Infrastructure Developments Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended

March 31, 2012

March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income ( loss)

$

(54,749)

$

(3,655,290)

Adjustments to reconcile net income to net cash

provided by operating activities

Depreciation and amortization

-

238,117

(Gain)Loss on disposition of assets

-

1,091,071

Changes in operating Assets and Liabilities:

Decrease (increase) in:

Accounts receivable

-

483,900

Inventories

-

1,636,967

Prepaid expenses

8,333

35,504

Other current assets

(6,432)

84,705

Increase (decrease) in:

Notes payable

(23,800)

(2,144,034)

Accounts payable

17,404

(549,671)

Accrued liabilities

7,373

(30,243)

Net Cash Provided (Used) in Operating Activities

(51,870)

(2,808,974)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment

-

-

Proceeds from sale of Fixed Assets

-

412,446

Net Cash Provided (Used) by Investing Activities

-

412,446

CASH FLOWS FROM FINANCING ACTIVITIES

Common Stock issued against services

-

-

Common stock issued Against Debt and Cash

27,500

-

Increase in Long term debt

-

2,442,003

Net Cash Provided by Financing Activities

27,500

2,442,003

NET INCREASE  IN CASH

(24,371)

45,477

CASH AT BEGINNING OF PERIOD

42,690

55,939

CASH AT END OF PERIOD

$

18,319

$

101,416

The accompanying notes are an integral part of these consolidated financial statements

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

March 31, 2012

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

On  April  14,  2010,  the  Company  and  Intelspec  International  Inc.  (“Intelspec”),  a  Nevada  corporation,

(now   known   as   "Intelspec   International   Inc.")   executed   a   stock   exchange   agreement,   whereby   the

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

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

March 31, 2012

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

e.

Revenue Recognition

Revenues  from  Sales  and  Services  consist  of  revenues  earned  in  the  Company’s  activity  as  Project  &

Construction  Equipment  Management  &  Operations,  and  misc.  services  provided.   All  Sales/Service

revenue  is  recognized  when  the  sale/service  is  complete  and  the  Company  has  determined  that  the sale/service proceeds are collectible.

f.

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

The Company issued no compensatory options to its employees during the period ended March 31, 2012.

g.

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

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

March 31, 2012

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.

Advertising

The  Company  expenses  the  cost  of  advertising  as  incurred.  For  the  period  ended  March  31,  2012,  the

Company had no advertising expenses.

i.

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

j.

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

k.

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

l.

Impairment of Long-Lived Assets

Assets  to  be  disposed  of  are  reported  at  the  lower  of  the  carrying  amount  or  fair  value,  less  the  estimated

costs  to  sell.   In  addition,  depreciation  of  the  asset  ceases.   During  the  period  ended  March  31,  2012,  $0

was written off from the Company’s long-lived assets.

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

March 31, 2012

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 5 – SHORT-TERM NOTES PAYABLE AND LINES OF CREDIT

On  March  15,  2011,  June  1,  2011  and  March  7,  2012  the  Company  had  issued  promissory  notes  in  the amounts  of  $60,000,  $40,000  and  $19,000  respectively,  to  Asher  Enterprises,  Inc.,  an  unrelated  party,  at an  interest  rate  of  8%,  with  an  option  to  convert  the  outstanding  balance  into  shares  of  the  Company’s common stock with a discount off the market price at the time of conversion.  At March 30, 2012, $71,400 has remained outstanding under the notes.

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

Company   acquired   up   to   100%   of   the   outstanding   shares   of   Intelspec’s   common   stock   from   the

shareholders  of  Intelspec  in  exchange  for  an  aggregate  of  14,000,000  shares  of  its  common  stock.  As  a result of closing the transaction the former shareholders of Intelspec held at closing approximately 70% of the Company’s issued and outstanding common stock.

NOTE 7 – LITIGATION

The  Company  may  become  or  is  subject  to  investigations,  claims  or  lawsuits  ensuing  out  of  the  conduct

of  its  business.   The  Company  is  currently  not  aware  of  any  such  items,  which  it  believes  could  have  a material effect on its financial position.

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

March 31, 2012

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had no payables to related parties as of March 31, 2012

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

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In    June    2011,    the    FASB    issued    ASU    No. 2011-05,    Comprehensive    Income,    Presentation    of

Comprehensive  Income  and  in  December  2011,  the  FASB  issued  ASU  No.  2011-12,  Deferral  of  the

Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other

comprehensive   Income   in   ASU   2011-05   to   increase   the   prominence   of   items   reported   in   other

comprehensive  income.  Specifically,  the  new  guidance  allows  an  entity  to  present  components  of  net income  or  other  comprehensive  income  in  one  continuous  statement,  referred  to  as  the  statement  of comprehensive  income,  or  in  two  separate,  but  consecutive  statements.  The  new  guidance  eliminates  the current  option  to  report  other  comprehensive  income  and  its  components  in  the  consolidated  statement  of shareholders'  equity.  While  the  new  guidance  changes  the  presentation  of  comprehensive  income,  there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  This new guidance is effective for fiscal years and interim periods beginning after  December 15,  2011.  We  adopted  this  guidance  on  January  1,  2012  and  have  presented  a  new financial  statement  titled  Condensed  Consolidated  Statement  of  Comprehensive  Income  for  the  three month periods ending March 31, 2012 and April 2, 2011.

NOTE 11- STOCK HOLDERS' EQUITY

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

•     As   of   June   30,   2010,   the   Company   had   120,000,000   shares   of   common   stock   issued   and

outstanding.

•     On January  17,  2011,  the Company issued  125,000  shares  of  common stock to  an  unrelated  party for consulting services at $0.001 per share.

•     As   of   June   30,   2011,   the   Company   had   120,125,000   shares   of   common   stock   issued   and

outstanding.

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

March 31, 2012

NOTE 11- STOCK HOLDERS' EQUITY (Continued)

b.

Issued  (Continued)

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

•     As of December 31, 2011, the Company had 300,262,978 shares of common stock issued and outstanding.

•     On  February  02,  2012,  the  Company  issued  5,822,353  shares  of  common  stock  to  an  unlrelated party against 22% convertible note.

•     On  March  15,  2012,  the  Company  issued  5,050,505  shares  of  common  stock  to  an  unlrelated party against 22% convertible note.

•     On  March  20,  2012,  the  Company  issued  4,040,404  shares  of  common  stock  to  an  unlrelated party against 22% convertible note.

•     On  March  26,  2012,  the  Company  issued  6,071,429  shares  of  common  stock  to  an  unlrelated party against 22% convertible note.

•     As  of  March  31,  2012,  the  Company  had  321,307,669  shares  of  common  stock  issued  and outstanding

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

March 31, 2012

NOTE 12 – CONVERSION OF NOTES TO EQUITY

On  November  21,  2011,  the  Company's  board  of  directors  authorized  the  issuance  of  165,699,842  shares of common stock to WWA Group, Inc. (“WWA Group”), valued at $2,477,544 or $0.014952 per share on conversion of a convertible promissory note issued to WWA Group on May 17, 2011.

NOTE 13 - CHANGE IN FISCAL YEAR END

On February 6, 2012, the Company changed its fiscal year end from June 30 to December 31. The change became effective at the end of the quarter ended December 31, 2011.

NOTE 14-SUBSEQUENT EVENTS

In  accordance  with  Accounting  Standards  Codification  (ASC)  topic  855-10  “Subsequent  Events”,  the

Company has  evaluated  subsequent  events through the date  which  the financial  statements  were available

to   be   issued.   The   Company   has   determined   that   the   following   such   event   warrants   disclosure   or

recognition in the financial statements:

•     Subsequent to the three months ended March 31, 2012, the Company issued shares of its common stock upon receiving conversion notices by Asher Enterprises,  Inc. (see Note 5) as follows:

Conversion Dates

Conversion

Conversion

Conversion

Amount

Price

Shares

April 17, 2012

$10,000

0.0014

7,142,857

April 30, 2012

$9,000

0.0014

6,428,571

May 2, 2012

$3,400*

0.0012

3,250,000

May 3, 2012

$10,000

0.0012

8,333,333

* Includes $2,400 in interest on the note.

.

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

Forward-looking statements can be identified  by words such as “anticipates,” “expects,” “believes,”

“plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-

looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our quarterly period ended March 31, 2012. Our fiscal year end is December 31.

Beginning in 2008 we targeted a wide variety of private and government funded jobs in the Middle East,

particularly in the U.A.E., but the substantial economic slowdown in these markets shifted our focus to

U.S. government contracts and subcontracts in Southeast Asia. However, because of the narrow profit margins on our U.S. Navy contracts in Southeast Asia, as well as our competition in the area, we have suspended bidding on such projects at this time. We will bid on specialty contracts as they arise and we will continue to market prefabricated housing as opportunities arise. The Company has more recently begun focusing on U.S. governmental operations in the United States and on the Company's alternative engine fuels operations in Thailand and the United States.

The Company's first big step into the alternative fuels business is with operations at its facility in

Chonburi, Thailand with the diesel to CNG conversion of a huge 250Kva/200Kw Cummins diesel generator at the end of 2011. The Company expects to expand CNG operations with additional generator acquisitions, conversions and sales in Thailand in the coming months.

On July 1, 2011, the Company entered into a memorandum of understanding with Cleanfield Energy,  Inc.

("Cleanfield"), as amended on July 7, 2011. The MOU provides the Company with the exclusive right to collaborate with Cleanfield and the right of first refusal to acquire or form a more comprehensive joint venture with Cleanfield. The Company has been committed to providing Cleanfield with interim funding to cover expenses for the furtherance of the business plan. At the end of 2011 we opened a conversion location with Cleanfield in Tempe, Arizona. When this facility becomes fully established, the Company intends to establish a regional network of conversion facilities and fueling points. This expansion will use a number of proven devices, including fully owned branches, franchises, and innovative joint ventures.

For the three month period ended March 31, 2012:

(i)

The Company continued contact with U.S. firms to establish strategic partnerships for domestic U.S. military projects.

(ii)

The Company received its final payment for the U.S. Navy’s Lido Phase II Project in

Indonesia and made final payments to our subcontractors.

(iii)

On February 1, 2012, the Company entered into a Share Exchange Agreement (dated January

11, 2012) with InterMedia Development Corporation ("InterMedia") whereby the Company is to acquire 100% of the outstanding shares of InterMedia’s common stock from

InterMedia's shareholders in exchange for an aggregate of 84,000,000 shares of the

Company’s common stock. As a result of closing the transaction the InterMedia shareholders would  hold approximately 20% of our issued  and outstanding common stock. The parties expect to amend the closing date of the Agreement to close the Agreement in the coming months. As an obligation to consummate the closing of the Agreement, the Company will initiate two private placements to raise a minimum of $300,000 within six months and an additional minimum of $400,000 within twelve months of closing the Agreement.  If the

Company fails to raise the minimum amounts,  the Company will be required to issue an additional 20,000,000 shares and may be required to issue an additional 90,000,000 shares,

respectively.  InterMedia is a media production company and defense contractor based in

Fairfax, Virginia.

(iv)

On February 6, 2012, the Company changed its fiscal year end from June 30 to December 31.

The report covering the transition period was filed on Form 10-K for the six-month period between June 30, 2011 and December 31, 2012.

Net Losses

Net loss for the three month period ended March 31, 2012 was $54,749 as compared to $3,129,266 for the three month period ended March 31, 2011, a decrease of 98%. The decrease in net loss over the comparable periods is due to decreases in operating expenses and the absence of losses associated with

Power Track Projects FZE’s ("Power Track") business in the current three month period. Net loss in the previous three month period was primarily due to costs associated with Power Track’s business. The

Company is confident that it will transition to net income in the next twelve months based on the prospective acquisition of InterMedia and the anticipated  development of CNG related activities in the

U.S. and Thailand.

Net Revenues

Net revenues for the three month period ended March 31, 2012 were $56,300 as compared to $189,469 for the three month period ended March 31, 2011, a decrease of  70%. The decrease in net revenues over the comparable periods can be attributed to a decrease in management contract revenue related to Lido

Phase II. We expect net revenues to increase over the next twelve months as a result of our development of CNG related activities in the U.S. and Thailand.

Gross Profit/ Loss

Gross loss for the three month period ended March 31, 2012 was $4,886 as compared to $19,083 for the three month period ended March 31, 2011, a decrease of 74%. The decrease in gross loss in the current period is due to costs from our Lido Phase II project which exceeded revenues. We expect to transition to gross profits over the next twelve months in step with our expected realization of CNG related revenues.

Operating Expenses

Operating expenses for the three month period ended March 31, 2012 decreased to $46,491 from

$2,354,827 for the three month period ended March 31, 2011, a decrease of 98%. Operating expenses are from general, selling and administrative expenses, salaries and wages, and depreciation and amortization expense. Over the periods general, selling and administrative expenses decreased to $33,991 from

$517,689 and salaries and wages decreased to $12,500 from $92,694. Over the periods our provision for slow moving inventories and bad debt expense (due to the suspension of Power Track's quarry operations)

decreased to $0 from $1,387,123 and $357,321, respectively. We expect operating expenses to increase in the near term as we develop CNG related operations.

Other Expenses

Other expenses for the three month period ended March 31, 2012 were $3,372 compared to $755,356 for the three month period ended March 31, 2011. The decrease was primarily due to a loss in the previous period of $1,091,071 on the sale of Power Track’s fixed assets (crushing and mobile earthmoving equipment, a mobile labor camp, trucks, generators, and compressors for use in Power Track’s mining operations).

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and,

accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of March 31, 2012, we had a working capital deficit of $333,605. Our current and total assets were

$63,533 consisting of cash of $18,319, prepaid expenses of $24,073 and other current assets of $21,141.

Our current and total liabilities were $397,138 consisting of notes payable of $304,426, accounts payable of $45,260 and accrued expenses of $47,452. Stockholders deficit was $333,605 as of March 31, 2012.

Cash flows used in operating activities for the three month period ending March 31, 2012 were $51,870 compared to $2,808,974 for the three month period ending March 31, 2011. Cash flow used in operating activities in the current period is primarily due to net losses, and changes in operating assets and liabilities of both a decrease in notes payable and an increase in other current assets. We expect to transition to cash flow provided by operations over the next twelve months once we transition from net losses to net income.

Cash flows provided by investing activities for the three month period ending March 31, 2012 were $0 compared to $412,446 for the three month period ending March 31, 2012. We expect to use cash flow in investing activities over the next twelve months as we develop CNG operations in the U.S.  and Thailand.

Cash flows provided by financing activities for the three month period ending March 31, 2012 were

$27,500 as compared to $2,442,003 for the three month period ending March 31, 2011. Cash flows provided by financing activities in the current period are attributable to common stock issued against debt and cash.  In the previous period cash flow provided by financing activities was due to long term debt owed to WWA Group. We expect to realize cash flows provided by financing activities over the next twelve months in connection with our agreement to acquire InterMedia.

Our current assets are insufficient to meet the Company’s business objectives over the next twelve months. We need a minimum of $100,000 in debt or equity financing to maintain operations and to fulfill our business plan in addition to $700,000 required to complete the acquisition of InterMedia. Although,

we have no commitments or arrangements for this level of financing, our shareholders remain the most likely source of loans or equity placements to ensure our continued operation though such support can in no way be assured. Our inability to obtain additional financing will have a material adverse affect on our business operations.

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

Litigation Reform Act of 1995 for forward looking statements made in this annual report. Forward-

looking statements reflect our current expectations and beliefs regarding our future results of operations,

performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Recent Accounting Pronouncements

Please see Note 10 to our consolidated financial statements for recent accounting pronouncements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is a global engineering and project management service provider; however a substantial economic slowdown in these markets led us to focus primarily on U.S. government contracts and subcontracts.  If we cannot continue to attain new government contracts and/or new subcontracts from some larger engineering contractors, our business could be adversely affected. Furthermore, if the demand engineering and project management continues to slowdown within our market, the Company could be adversely affected.

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

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002,

as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as discussed in the following risk factor, has increased our expenses, including legal and accounting costs, and made some activities more time-

consuming and costly.

Our internal controls over financial reporting are not considered effective, which conclusion could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. For the three month period ending March 31, 2012,

we were unable to assert that our internal controls were effective. Accordingly, our shareholders could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Our past and future capital funding needs have resulted in dilution to existing shareholders.

To the date of this quarterly report we realized funding of $194,000 from Asher Enterprises,  Inc.

("Asher"), in the form of convertible notes, $150,400 of which (including $5,400 in interest) to date has been converted into nearly 54,000,000 shares of our common stock. Additionally,  we will need to realize capital funding over the next year to further our business plan. We intend to raise this capital through equity offerings, debt placements or joint ventures. Should we secure a commitment to provide us with capital, such commitment may obligate us to issue shares of our common stock, warrants or create other rights to acquire our common stock. The issuances to Asher and any new issuances of our common stock result in a dilution of our existing shareholders interests.

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

Note

Due

Conversion

Conversion     Conversion      Conversion Dates      Remaining

Amounts

Amount

Price

Shares

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

$8,500

0.0014

6,071,429

March 26, 2012

$10,000

0.0014

7,142,857

April 17, 2012

$9,000

0.0014

6,428,571

April 30, 2012

$3,400**

0.0012

3,250,000

May 2, 2012

$0

$40,000

March 1, 2012

$10,000

0.0012

8,333,333

May 3, 2012

$30,000

$19,000

December 12, 2012

$19,000

Total

$49,000

*

Includes $3,000  in interest  from the note due on October 27, 2011.

**

Includes $2,400  in interest  from the note due on December 15, 2011.

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

On April 11, 2012, the Company's board of directors authorized the issuance of 3,017,334 shares of its common stock valued at $45,260 or $0.015 per share to Raymond Dove pursuant to a debt settlement agreement with Morningstar Corporate Communications pursuant to a consulting agreement with a contractual period of May 20, 2010 through May 19, 2011, pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act.

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

29 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infrastructure Developments Corp.

Date

/s/ Thomas Morgan

May 15, 2012

By: Thomas Morgan

Its: Chief Executive Officer and Director

/s/ Digamber Naswa

May 15, 2012

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

3.2*

Bylaws. Incorporated by reference to the Company’s Registration Statement on Form SB-1 filed with the

Commission on May 11, 2007.

10.1*

Securities Purchase Agreement, dated July 1, 2008, between Interspec, Interspec LLC and Tom Morgan.

Incorporated by reference to our current Report on Form 8-K as filed with the Commission on April 26, 2010.

10.2*

Employment Agreement, dated August 1, 2008, between Interspec and Tom Morgan. Incorporated by reference to the Company’s  current Report on Form 8-K as filed with the Commission on April 26, 2010.

10.3*

Share Exchange Agreement dated April 1, 2010, between the Company and  Interspec. Incorporated by reference to the Company’s  current Report on Form 8-K as filed with the Commission on April 8, 2010.

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

10.8*

Share Exchange Agreement  with InterMedia Development Corporation (dated January 11, 2012) entered into on

February 1, 2012. Incorporated by reference to the Company’s Form 8-K filed with the Commission on February 13,

2012.

10.9

Debt Settlement Agreement  with Morningstar Corporate Communications (dated April 11, 2012).

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