Form 10-Q
period 2012-06-30
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2012-08-20
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended June 30, 2012.

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

Exchange Act): Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at August 17, 2012, was 394,198,899.

TABLE OF CONTENTS

PART I – FINANCIAL  INFORMATION

Item 1.     Financial Statements ....................................................................................................................... 3

Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31,

2011 (audited)................................................................................................................................. 4

Unaudited, Consolidated Statements of Operations for the three and six month periods ended June 30, 2012 and June 30, 2011 ............................................................................................. 5

Unaudited, Consolidated Statements of Cash Flows for the six  month periods ended

PART II – OTHER INFORMATION

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

Infrastructure Developments Corp.

Condensed Consolidated Balance Sheets

As of June 30,

As of December

ASSETS

2012

31, 2011*

(Unaudited)

CURRENT ASSETS

Cash

$

10,199

$

42,690

Prepaid expenses

15,740

32,406

Other current assets

9,612

14,709

Total current assets

35,551

89,805

Investments

19,301

-

TOTAL ASSETS

$

54,852

$

89,805

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes Payable

$

285,426

$

328,226

Accounts payable

-

27,856

Accrued expenses

42,544

40,079

Total current liabilities

327,971

396,161

Long-term debt

-

-

TOTAL LIABILITIES

327,971

396,161

STOCKHOLDERS' EQUITY

Common Stock

Authorized: 500,000,000 common shares with $0.001 par value

Issued:   394,198,899

394,199

300,263

Additional paid-in capital

8,517,189

8,473,865

Retained earnings

(9,184,506)

(9,080,484)

Total Stockholders' Equity

(273,119)

(306,357)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

$

54,852

$

89,805

* The Balance Sheet  as of December 31, 2011 has been derived  from the audited financial statements of that  date.

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

Three Months Ended

Six Months Ended

June 30,

June 30,

June 30,

June 30,

2012

2011

2012

2011

Net revenues:

Contract Revenue

$

-

$

-

$

-

$     300,492

Project Management

-

102,246

56,300

(8,777)

Total net revenues

-

102,246

56,300

291,715

Cost of Goods Sold

-

128,161

61,186

380,369

Gross Loss

-

(25,915)

(4,886)

(88,654)

Operating expenses:

General, selling and administrative

24,150

89,942

58,141

607,630

expenses

Salaries and wages

12,600

84,750

25,100

133,788

Provision for Slow Moving Inventories

-

(1,387,123)

-

-

Bad debt Expenses (Power Track)

-

167,364

-

524,685

Total operating expenses

36,750

(1,045,067)

83,241

1,266,103

Income (Loss) from operations

(36,750)

1,019,152

(88,127)

(1,354,757)

Other income (expense):

Interest income/(expenses)

(12,523)

(16,577)

(16,895)

(16,577)

Loss in inventory write down

-

(1,981,604)

-

(1,981,604)

Loss in sale of fixed assets

-

-

-

(1,091,071)

Write off of fixed assets

-

(1,244,703)

-

(1,244,703)

Other income (expense)

-

2,998

1,000

338,713

Total other expense

(12,523)

(3,239,886)

(15,895)

(3,995,242)

Income (loss) before income tax

(49,273)

(2,220,734)

(104,022)

(5,349,999)

Provision for income taxes

-

-

-

-

Net Loss

$

(49,273)

$(2,220,734)

$  (104,022)

$(5,349,999)

Other Comprehensive Income (Loss)

-

-

-

-

Total Comprehensive Loss

$

(49,273)

$(2,220,734)

$  (104,022)

$(5,349,999)

Basic income (loss) per share

$

(0.00)

$

(0.02)

$

(0.00)

$

(0.04)

Fully diluted income (loss) per share

$

(0.00)

$

(0.02)

$

(0.00)

$

(0.04)

Basic weighted average number of

shares outstanding

373,526,648

120,125,000

341,382,654

120,125,000

Fully diluted weighted average number

of shares outstanding

373,526,648

120,125,000

341,382,654

120,125,000

The accompanying notes are an integral part of these consolidated financial statements

Infrastructure Developments Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended

June 30, 2012

June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$

(104,022)

$

(5,349,999)

Adjustments to reconcile net income to net cash

provided by operating activities

Depreciation and amortization

-

38,169

(Gain)Loss on disposition of assets

-

2,335,774

Changes in operating Assets and Liabilities:

Decrease (increase) in:

Accounts receivable

-

358,541

Inventories

-

1,913,860

Prepaid expenses

16,667

103,315

Other current assets

5,097

196,840

Increase (decrease) in:

Notes payable

(42,800)

(2,065,926)

Accounts payable

(27,856)

(402,320)

Accrued liabilities

2,465

(9,603)

Net Cash Used in Operating Activities

(150,449)

(2,881,347)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Unconsolidated Entity

(19,301)

-

Proceeds from sale of Fixed Assets

-

412,446

Net Cash Provided (Used) by Investing Activities

(19,301)

412,446

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued Against Debt and Cash

137,260

70,000

Increase in Long term debt

-

2,409,003

Net Cash Provided by Financing Activities

137,260

2,479,003

NET INCREASE (DECREASE) IN CASH

(32,491)

10,104

CASH AT BEGINNING OF PERIOD

42,690

72,868

CASH AT END OF PERIOD

$

10,199

$

82,972

The accompanying notes are an integral part of these consolidated financial statements

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

June 30, 2012

. NOTE 1 - ORGANIZATION AND HISTORY

Infrastructure  Developments  Corp.  (the  “Company”),  formerly  1   st  Home  Buy  and  Sell  Ltd.,  was

incorporated  under  the  laws  of  the  state  of  Nevada  on  August  10,  2006.   The  Company  changed

its name to “Infrastructure Developments Corp.” on March 1, 2010.

On April 14, 2010, the Company and  Interspec International, Inc. (“Interspec”, formerly Intelspec

International,  Inc.),  a  Nevada  corporation,  engaged  in  engineering,  construction,  and  project management  executed  a  stock  exchange  agreement,  whereby  the  Company  agreed  to  acquire

100%  of  the  issued  and  outstanding  shares  of  Interspec  in  exchange  for  14,000,000  shares  of  the

Company’s common stock. Because the owners of  Interspec became the principal shareholders of

the   Company   through   the   transaction,   Interspec   is   considered   the   acquirer   for   accounting

purposes  and  this  transaction  is  accounted  for  as  a  reverse  acquisition  or  recapitalization  of

Interspec.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

a.

Principles of Consolidation

The   consolidated   financial   statements   herein   include   the   operations   of   Interspec   and   the

consolidated  operations  of  the  Company  and  its  wholly-owned  subsidiaries.  All  intercompany transactions and balances have been eliminated in consolidation.

b.

Cash and Cash Equivalents

The  Company  considers  all  highly  liquid  investments  with  original  maturities  to  the  Company  of three months or less to be cash equivalents.

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

June 30, 2012

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

The Company issued  no  compensatory options to  its  employees during the period  ended  June 30,

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

June 30, 2012

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.

Advertising

The  Company  expenses  the  cost  of  advertising  as  incurred.  For  the  period  ended  June  30,  2012,

the Company had no advertising expenses.

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

k.

Impairment of Long-Lived Assets

The  Company  reviews  long-lived  assets  such  as  property,  equipment,  investments  and  definite-

lived  intangibles  for  impairment  annually  and  whenever  events  or  changes  in  circumstances

indicate  that  the  carrying  value  of  an  asset  may  not  be  recoverable.   As  required  by  Statement  of

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

June 30, 2012, $0 was written off from the Company’s long-lived assets.

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

June 30, 2012

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

NOTE 5 – SHORT-TERM NOTES PAYABLE AND LINES OF CREDIT

On  May  9,  2012,  the  Company  issued  a promissory  note  in  the  amount  of  $20,000  to  Asher

Enterprises,  Inc.,  an  unrelated  party,  at  an  interest  rate  of  8%,  with  an  option  to  convert  the outstanding  balance  into  shares  of  the  Company’s  common  stock  with  a  discount  off  the  market price  at  the  time  of  conversion.  At  June  30,  2012,  the  full  amount  remains  outstanding  under  the notes.

The  Company  has  from  time  to  time  short-term  borrowings  from  various  unrelated  and  related

entities.   These  advances  are  non-interest  bearing,  unsecured  and  due  upon  demand.  Because  of the short-term nature of the notes the Company has not imputed an interest rate.

NOTE 6 – REVERSE ACQUISITION

On April 14, 2010, the Company, Interspec and those shareholders of Interspec holding a majority of its  outstanding  shares  closed  a  transaction  pursuant  to  that  certain  Share  Exchange  Agreement,

whereby the  Company  acquired  up  to  100%  of  the  outstanding  shares  of  Interspec’s  common stock  from  the  shareholders of Interspec in exchange for an aggregate of 14,000,000 shares of its common stock. As a  result  of  closing  the  transaction  the  former  shareholders  of  Interspec held  at closing approximately 70% of the Company’s issued and outstanding common stock.

NOTE 7 – LITIGATION

The  Company  may  become  or  is  subject  to  investigations,  claims  or  lawsuits  ensuing  out  of  the

conduct of  its business.   The Company is currently not aware of  any such items,  which it believes could have a material effect on its financial position.

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

June 30, 2012

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had no payable to related parties as of June 30, 2012

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

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In   December   2011,   the   Financial   Accounting   Standards   Board   (FASB)   issued   Accounting

Standards  Update  (ASU)  No.  2011-11,  “Disclosures  about  Offsetting  Assets  and  Liabilities”,

which  will  require  disclosures  for  entities  with  financial  instruments  and  derivatives  that  are either  offset  on  the  balance  sheet  in  accordance  with  ASC  210-20-45  or  ASC  815-10-45,  or  are subject  to  a  master  netting  arrangement.  ASU  No.  2011-11  is  effective  for  interim  and  annual periods beginning on or after January 1, 2013. The Company is currently evaluating the impact of the adoption of ASU 2011-11 on its financial position, results of operations, and disclosures.

NOTE 11 – STOCKHOLDERS' EQUITY

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

Outstanding

•     On  June  11,  2010,  the  Company  effected  a  6-to-1  forward  split  of  its  20,000,000  issued and  outstanding  common  shares,  resulting  in  120,000,000  common  shares  on  a  post  split basis.  Shares  and  per share amounts  have been retroactively  restated  to  reflect the 6-for-1 forward stock split.

•     On  June  17,  2011,  the  Company  issued  125,000  shares  of  common  stock  to  an  unrelated party for consulting services at $0.001 per share.

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

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

June 30, 2012

NOTE 11 – STOCKHOLDERS' EQUITY (Continued)

b.

Outstanding (Continued)

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

•     On  February  2,  2012,  the  Company  issued  5,882,353  shares  of  common  stock  to  an

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

•     On  April   11,   2012,   the  Company  issued   3,017,334  shares  of   common  stock  to   an

unrelated party for services.

•     On  April   17,   2012,   the  Company  issued   7,142,857   shares  of   common  stock  to   an

unrelated party against 8% Convertible Note.

•     On  April   30,   2012,   the  Company  issued   6,428,571   shares  of   common  stock  to  an

unrelated party against 8% Convertible Note.

•     On  May  2,  2012,  the  Company  issued  3,250,000  shares  of  common  stock  to  an  unrelated party against 8% Convertible Note.

•     On  May  3,  2012,  the  Company  issued  8,333,333  shares  of  common  stock  to  an  unrelated party against 8% Convertible Note.

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

June 30, 2012

NOTE 11 – STOCKHOLDERS' EQUITY (Continued)

b.

Outstanding (Continued)

•     On  May  16,  2012,  the  Company  issued  11,111,111  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

•     On  May  22,  2012,  the  Company  issued  11,764,706  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

•     On  May  25,  2012,  the  Company  issued  16,129,032  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

•     On   June   13,   2012,   the   Company   issued   5,714,286   shares   of   common   stock   to   an

unrelated party against 8% Convertible Note.

•     As  of  June  30,  2012,  the  Company  had  394,198,899  shares  of  common  stock  issued  and outstanding

NOTE 12 – CONVERSION OF NOTES TO EQUITY

On   November   21,   2011,   the   Company's   board   of   directors   authorized   the   issuance   of

165,699,842   shares   of   common   stock   to   WWA   Group,   Inc.   (“WWA   Group”),   valued   at

$2,477,544  or  $0.014952  per  share  on  conversion  of  a  convertible  promissory  note  (“Note”)

issued to WWA Group on May 17, 2011.

NOTE 13 – CHANGE IN FISCAL YEAR END

On February 6, 2012, the Company changed its fiscal year end from June 30 to December 31.

The change became effective at the end of the quarter ended December 31, 2011.

NOTE 14 – AGREEMENT

On  February  1,  2012,  the  Company  entered  into  a  Share  Exchange  Agreemnt  (dated  January

11,  2012)  with  InterMedia  Development  Corporation  (“InterMedia”)  whereby  the  Company

was   to   acquire   100%   of   the   outstanding   shares   of   InterMedia’s   common   stock   from

InterMedia's  shareholders  in  exchange  for  an  aggregate  of  84,000,000  shares  of  the  Company's common  stock.  InterMedia,  is  a  media  production  company  and  defense  contractor  based  in

Fairfax, Virginia.

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

June 30, 2012

NOTE 15 – SUBSEQUENT EVENTS

In July 2012, the Company determined that it  would not pursue the closing of the acquisition of

InterMedia.  Based  upon the  review of  the due  diligence,  the Company determined  that it  would not  be  possible  to  raise  the  funds  required  to  expand  InterMedia  as  agreed.  Accordingly,  both parties determined it was in their best interests not to proceed with the acquisition.

On June 13, 2012, the Company issued 5,714,286 shares of common stock to an unrelated party against an 8% Convertible Note.

On July 25, 2012 the Company pre-paid in full an outstanding $19,000 convertible note.

On  August  16,   2012,   the  Company’s  Board   of   Directors  accepted   the  resignation  of  the

Company’s  CEO  and  member  of  the  Board  of  Directors,  Thomas  R.  Morgan,  and  on  August

15,  2012,  accepted  the  resignation  of  the  Company’s  CFO  and  Principal  Accounting  Officer,

Digamber Naswa. The Company’s Board of Directors appointed Eric Montandon as CEO, CFO and Principal Accounting Officer.

I T E M  2.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on the three and six month periods ended June 30, 2012. Our fiscal year end is December 31.

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

Our prefabricated housing business is focused  around the marketing and sale of “Wing Houses” in North

America, the Middle East and parts of South-East Asia as a distributor pursuant to an agreement with the

Renhe Group. The units are marketed as mobile offices or living space that fold into a standard container with all ISO fittings in place for easy transport.

Wing Houses can be placed anywhere with a swing lift and opened into 80 square meters of a living or working environment within four to five hours for a wide range of applications, including:

•     living space

•     office space

•     on site showrooms

•     restaurants

•     worker accommodation

•     forward operations base

Although the Company is yet to conclude a sale of a Wing House, it and its affiliates have generated over one hundred leads since April and have quoted approximately ten such leads with pricing details.  We expect to issue formal invoices and realize sales of the Wing Houses in the near future.

The Company has more recently begun focusing on alternative engine fuels operations in Thailand and the United States. The Company's first big step into the alternative fuels business is with operations at its facility in Chonburi, Thailand with the diesel to CNG conversion of a huge 250Kva/200Kw Cummins diesel generator at the end of 2011. We expect to expand CNG operations with additional generator acquisitions, conversions and sales in Thailand in the coming months.

On July 1, 2011, the Company entered into a memorandum of understanding with Cleanfield Energy,  Inc.

("Cleanfield"), as amended on July 7, 2011. The Company committed to providing Cleanfield with interim funding to cover expenses for the furtherance of the business plan. At the end of 2011 we opened a conversion location with Cleanfield in Tempe, Arizona. When this facility becomes fully established,

the Company intends to establish a regional network of conversion facilities and fueling points. This expansion will use a number of proven devices, including fully owned branches, franchises,  and innovative joint ventures. We acquired 75% of Cleanfield on June 4, 2012 pursuant to a debt settlement agreement.

For the six month period ended June 30, 2012:

(i)

The Company received its final payment for the U.S. Navy’s Lido Phase II Project in

Indonesia and made final payments to our subcontractors.

(ii)

On February 1, 2012, the Company entered into a Share Exchange Agreement (dated January

11, 2012) with InterMedia Development Corporation ("InterMedia") whereby the Company was to acquire 100% of the outstanding shares of InterMedia’s common stock from

InterMedia's shareholders in exchange for an aggregate of 84,000,000 shares of the

Company’s common stock. InterMedia is a media production company and defense contractor based in Fairfax, Virginia.

(iii)

On February 6, 2012, the Company changed its fiscal year end from June 30 to December 31.

The report covering the transition period was filed on Form 10-K for the six-month period between June 30, 2011 and December 31, 2012.

Subsequent to the six month period ended June 30, 2012:

(i)

In July 2012, the Company determined that it would no pursue the closing of the acquisition of InterMedia. Based upon the review of due diligence the Company determined that it would not be possible to raise the funds required to expand InterMedia as agreed. Accordingly, both parties determined it was in their best interests not to proceed with the acquisition.

(ii)

On July 25, 2012, the Company pre-paid in full an outstanding $19,000 convertible note.

(iii)

On August 16, 2012,  the Company's board of directors accepted the resignation of the

Company's CEO and member of the board of directors,  Thomas R. Morgan, and on August

15, 2012, accepted the resignation of the Company's CFO and Principal Accounting Officer,

Digamber Naswa. The Company's board of directors appointed Eric Montandon as CEO,

CFO and Principal Accounting Officer.

Net Losses

Net loss for the three month period ended June 30, 2012 was $49,273 as compared to $2,220,734 for the three month period ended June 30, 2011, a decrease of  98%. Net loss for the six  month period ended June

30, 2012 was $140,022 as compared to $5,349,999 for the six  month period ended June 30, 2011, a decrease of  97%. The decrease in net loss over the comparable periods is due to decreases in operating expenses and the absence of losses associated  with Power Track Projects FZE’s ("Power Track") business in the current three and six  month periods. Net loss in the previous and six month period was primarily due to costs associated with Power Track’s business.  The Company is confident that it will transition to net income in the next twelve months based on the anticipated  development of CNG related activities in the U.S. and Thailand.

Net Revenues

Net revenues for the three month period ended June 30, 2012 were $0 as compared to $102,246 for the three month period ended June 30, 2011. Net revenues for the six  month period ended June 30, 2012 were

$56,300 as compared to $291,715 for the six  month period ended June 30, 2011, a decrease of 81%. The decrease in net revenues over the comparable periods can be attributed to a decrease in management contract revenue related to Lido Phase II. We expect net revenues to increase over the next twelve months as a result of our development of CNG related activities in the U.S. and Thailand.

Gross Profit/ Loss

Gross loss for the three month period ended June 30, 2012 was $0 as compared to $25,915 for the three month period ended June 30, 2011. Gross loss for the six  month period ended June 30, 2012 was $4,886 as compared to $88,654 for the six  month period ended June 30, 2011, a decrease of 85%. The decrease in gross loss in the current periods is due to costs from our Lido Phase II project which exceeded revenues.

We expect to transition to gross profits over the next twelve months in step with our expected realization of CNG related revenues.

Operating Expenses (Income)

Operating expenses for the three month period ended June 30, 2012 increased to $36,750 from operating income of $1,045,067 for the three month period ended June 30, 2011. Operating expenses for the six month period ended June 30, 2012 decreased to $83,241 from $1,266,103 for the six  month period ended

June 30, 2011, a decrease of 93%. Operating expenses are from general, selling and administrative expenses, salaries and wages, and depreciation and amortization expense. The operating income in the three month period ended June 30, 2011 was due to a provision for slow moving inventories with regard to Power Track's quarry operations totaling $1,387,123. Over the three and six month periods general,

selling and administrative expenses decreased to $24,150 from $89,942 and to $58,141 from $607,630,

respectively. Over the three and six month periods salaries and wages decreased to $12,500 from $84,750 and to $25,100 from $133,788, respectively. Over the three and six month periods our Power Track bad debt expenses decreased to $0 from $167,364 and $524,685, respectively. We expect operating expenses to increase in the near term as we develop CNG related operations.

Other Expenses

Other expenses for the three month period ended June 30, 2012 were $12,523 compared to $3,239,886 for the three month period ended June 30, 2011. Other expenses for the six  month period ended June 30,

2012 were $15,895 compared to $3,995,242 for the six  month period ended June 30, 2011. The decrease was primarily due to losses in the previous periods from Power Track’s inventory write down and the write down of Power Track’s fixed assets (crushing and mobile earthmoving equipment, a mobile labor camp, trucks, generators, and compressors for use in Power Track’s mining operations).

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and,

accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of June 30, 2012, we had a working capital deficit of $292,420. Our current assets were $35,551 consisting of cash of $10,199, prepaid expenses of $15,740 and other current assets of $9,612. Our total assets were $54,852 consisting of current assets and investments of $19,301. Our current and total liabilities were $327,971 consisting of notes payable of $285,426 and accrued expenses of $42,544.

Stockholders deficit was $273,971 as of June 30, 2012.

Cash flows used in operating activities for the six month period ending June 30, 2012 were $150,449 compared to $2,881,347 for the six month period ending June 30, 2011. Cash flow used in operating activities in the current period is primarily due to net losses, and changes in operating assets and liabilities of both a decrease in notes payable and accounts payable. We expect to transition to cash flow provided by operations over the next twelve months once we transition from net losses to net income.

Cash flows used in investing activities for the six month period ending June 30, 2012 were $19,301 compared to cash flows provided by investing activities of  $412,446 for the six month period ending June

30, 2012. Cash flow used in investing activities in the current period is due to loans to Cleanfield. We expect to use cash flow in investing activities over the next twelve months as we develop  CNG operations in the U.S. and Thailand.

Cash flows provided by financing activities for the six month period ending June 30, 2012 were $137,260 as compared to $2,479,003 for the six month period ending June 30, 2011. Cash flows provided by financing activities in the current period are attributable to common stock issued against debt and cash.  In the previous period cash flow provided by financing activities was due to long term debt owed to WWA

Group. We expect to realize cash flows provided by financing activities over the next twelve months in connection with a potential company acquisition.

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

13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure

controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording,

processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Due to the specialized nature of our businesses, our future performance is highly dependent upon the continued services of our key personnel and executive officers, the development of additional management personnel, and the recruitment and retention of new qualified engineering, manufacturing,

marketing, sales, and management personnel for our operations. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel.  In addition, key personnel may be required to receive security clearances and substantial training in order to work on government sponsored programs or perform related tasks.  The loss of key employees, our inability to attract new qualified employees or adequately train employees, or the delay in hiring key personnel could impair our ability to prepare bids for new projects, fill orders, or develop new products.

International and political events may adversely affect our operations.

To date our revenue is derived entirely from non-United States operations, which reality exposes us to risks inherent in doing business in each of the countries in which we transact business. The occurrence of any of the risks described below could have a material adverse effect on our results of operations and financial condition. Operations in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. For the three month period ending June 30, 2012, we were unable to assert that our internal controls were effective. Accordingly, our shareholders could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Our past and future capital funding needs have resulted in dilution to existing shareholders.

We have realized funding from Asher Enterprises, Inc. ("Asher"), in the form of convertible notes, which has been converted into shares of our common stock.  Additionally, we will need to realize capital funding over the next year to further our business plan. We intend to raise this capital through equity offerings,

debt placements or joint ventures. Should we secure a commitment to provide us with capital, such commitment may obligate us to issue shares of our common stock, warrants or create other rights to acquire our common stock. The issuances to  Asher and any new issuances of our common stock result in a dilution of our existing shareholders interests.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 15, 2011, June 1, 2011, March 7, 2012, and May 9, 2012 the Company issued promissory notes in the amounts of $60,000, $40,000, $19,000, $20,000 respectively, to Asher Enterprises,  Inc. ("Asher"),

an unrelated party, at an interest rate of 8%, each with a nine month term, and an option to convert the outstanding balance of principal and interest into shares of our common stock at a 40% discount off the market price at the time of conversion (the March 15 and June 1, 2011 notes were amended to be converted at a 55% discount with indefinite terms) pursuant to the exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act. We have issued shares of our common stock upon receiving conversion notices by Asher as follows:

Note

Due

Conversion

Conversion     Conversion      Conversion Dates

Remaining

Amounts

Amount

Price

Shares

Balance

$60,000

December 15, 2011

$12,000

0.0049

2,448,980      December 8, 2011

$10,000

0.0017

5,882,353

February 2, 2012

$5,000

0.00099

5,050,505

March 15, 2012

$4,000

0.00099

4,040,404

March 20, 2012

$8,500

0.0014

6,071,429

March 26, 2012

$10,000

0.0014

7,142,857

April 17, 2012

$9,000

0.0014

6,428,571

April 30, 2012

$3,400*

0.0012

3,250,000

May 2, 2012

$0

$40,000

March 1, 2012

$10,000

0.0012

8,333,333

May 3, 2012

$10,000

0.00090

11,111,111

May 16, 2012

$8,000

0.00068

11,764,706

May22, 2012

$10,000

0.00062

16,129,032

May 25, 2012

$3,600**

0.00063

5,714,286

June 13, 2012

$19,000

December 12, 2012

***

***

***

June 25, 2012

$0

$19,000

February 11, 2013

$20,000

Total

$20,000

*

Includes $2,400  in interest  from the note due on December 15, 2011.

**

Includes $1,600  in interest  from the note due on March 1, 2012.

***

Amount  prepaid by the Company on June 25, 2012.

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

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.

OTHER INFORMATION

Effective August 16, 2012, the Company's board of directors accepted the resignation of Thomas R.

Morgan as chief executive officer and director of the Company.

Effective August 15, 2012, the Company's board of directors accepted the resignation of Digamber

Nawsa as chief financial officer and principal accounting officer of the Company.

Effective August 16, 2012, the Company's board of directors appointed Eric Montandon as chief executive officer, chief financial officer and principal accounting officer.

Mr. Montandon was appointed as a director of the Company on May 17, 2011. He will serve until the next annual meeting of our shareholders and his successor is elected and qualified.

Business Experience:

Mr. Montandon joined the board of directors of Asia8, Inc., in 2000 and became its CEO and CFO. He and was instrumental in Asia8,  Inc.’s acquisition and development of World Wide Auctioneers, Ltd.

His primary business focus has been on those two companies and WWA Group, Inc., since 2003

(WWA Group holds approximately 29% of the Company's  common stock). Mr. Montandon is responsible for the overall management of these companies and is involved in many of their day-to-

day operations, finance and administration.  In 1994 Mr. Montandon was involved in forming

Momentum Asia,  Inc., a design and printing operation in Subic Bay, Philippines. He operated this company as its CEO until the middle of 2000. Between 1988 and 1992 he worked for Winius-

Montandon, Inc. as a commercial real estate consultant and appraiser in Phoenix, Arizona.

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

/s/ Eric Montandon

August 18, 2012

By: Eric Montandon

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

10.8*

Share Exchange Agreement  with InterMedia Development Corporation (dated January 11, 2012) entered into on

February 1, 2012. Incorporated by reference to the Company’s Form 8-K filed with the Commission on February 13,

2012.

10.9*

Debt Settlement Agreement  with Morningstar Corporate Communications (dated April 11, 2012). Incorporated by reference to the Company's Form 10-Q filed with the Commission on May 15, 2012.

10.10

Debt Settlement Agreement  with Cleanfield Communications (dated June 4, 2012).

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

29