Form 10-Q
period 2012-09-30
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2012-11-19
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended September 30, 2012.

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

Exchange Act): Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at November 19, 2012, was 394,198,899.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of September 30, 2012 (Unaudited)  and December

4

31, 2011 (audited)

Unaudited Consolidated Statements of Operations for the three and nine month

5

periods ended September 30, 2012 and September 30, 2011

Unaudited Consolidated Statements of Cash Flows for the nine month periods

6

ended September 30, 2012 and September 30, 2011

Notes to Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

14

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

19

Item 4.

Controls and Procedures

19

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

20

Item 1A.

Risk Factors

20

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults Upon Senior Securities

23

Item 4.

Mine Safety Disclosures

23

Item 5.

OTHER Information

23

Item 6.

Exhibits

24

Signatures

25

Index to Exhibits

26

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

Infrastructure Developments Corp.

Condensed Consolidated Balance Sheets

As of

As of

September 30, 2012

December 31, 2011*

Assets

(Unaudited)

Current assets:

Cash

$

8,109

$

42,690

Prepaid expenses

7,406

32,406

Other current assets

9,612

14,709

Total current assets

25,128

89,805

Investment in unconsolidated entity

19,301

-

Total assets

44,429

89,805

Liabilities and Stockholders' Equity

Current liabilities:

Notes Payable

293,426

328,226

Accounts payable

-

27,856

Accrued expenses

46,690

40,079

Total current liabilities

340,117

396,161

Long-term debt

-

-

Total liabilities

340,117

396,161

Commitments and contingencies

-

-

Shareholders' Equity

Common stock:

Authorized: 500,000,000 common shares, $0.001

Issued: 394,198,899

394,199

300,263

Additional paid-in capital

8,517,189

8,473,865

Retained earnings

(9,207,076)

(9,080,484)

Equity Funds

(295,688)

(306,357)

$

44,429

$

89,805

* The Balance Sheet as of December 31, 2011 has been derived from the audited financial statements of that date.

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

Three Months Ended

Nine Months Ended

September 30

September 30

September 30

September 30

2012

2011

2012

2011

Revenues:

Contract Income

$

-

$

-

$

-

$

300,492

Project Management Contracts

-

279,728

56,300

270,951

Total revenues

-

279,728

56,300

571,443

Direct costs - commissions and services

-

256,525

61,186

636,894

Gross profit

-

23,203

(4,886)

(65,451)

Operating expenses:

General, selling and administrative expenses

16,169

34,809

74,310

642,439

Salaries and wages

6,000

66,698

31,100

200,486

Bad debt Expenses (Power Track)

-

-

-

524,685

Total operating expenses

22,169

101,507

105,410

1,367,610

Income (Loss) from operations

(22,169)

(78,305)

(110,296)

(1,433,062)

Other income (expense):

Interest expense/(Expense)

(400)

(39,136)

(17,295)

(55,713)

Loss in Inventory Write Down

-

-

-

(1,981,604)

Loss in Sale of assets

-

(1,091,071)

Write off of Fixed Assets

-

-

-

(1,244,703)

Other income (expense)

-

-

1,000

338,713

Total other income (expense)

(400)

(39,136)

(16,295)

(4,034,378)

(Loss) Income before Income Taxes

(22,569)

(117,441)

(126,591)

(5,467,440)

Provision for income taxes

-

-

-

-

NET INCOME/(LOSS)

$

(22,569)      $

(117,441)

$     (126,591)      $    (5,467,440)

Basic Income (Loss) Per share

(0.00)

(0.00)

(0.00)

(0.05)

Fully Diluted Income (Loss)Per share

(0.00)

(0.00)

(0.00)

(0.05)

Basic Weighted Avg. No. of Shares O/S

395,198,899

122,037,129

358,988,069

120,762,376

Fully Diluted Weighted Avg. No. of Shares O/S

395,198,899

122,037,129

358,988,069

120,762,376

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Nine  Month Ending

September 30,

September 30,

2012

2011

Cash flows from operating activities:

Net income ( loss)

$

(126,591)

$

(5,467,439)

Adjustments to reconcile net income to net cash

provided by operating activities:

Depreciation and amortization

-

38,169

(Gain)Loss on disposition of assets

-

2,335,774

Changes in operating Assets and Liabilities:

Decrease (increase) in:

Accounts receivable

-

358,541

Inventories

-

1,981,604

Prepaid expenses

25,000

111,648

Other current assets

5,097

191,840

Increase (decrease) in:

Notes Payable

(34,800)

(2,122,926)

Accounts payable

(27,856)

(402,320)

Accrued liabilities

6,611

16,424

Net cash provided by (used in) operating activities

(152,539)

(2,958,683)

Cash flows from investing activities:

Proceeds from sale of Fixed Assets

-

412,448

Investments in Unconsolidated Entity

(19,301)

-

Net cash provided by (used in) investing activities

(19,301)

412,448

Cash flows from financing activities:

Common stock issued Against Debt and Cash

137,260

159,420

Increase (Decrease) in long Term Debt

-

2,409,003

Net cash provided by (used in) financing activities

137,260

2,568,423

Net increase (decrease) in cash and cash equivalents

(34,581)

22,188

Cash and cash equivalents at beginning of year

42,690

72,868

Cash and cash equivalents at end of year

$

8,109

$

95,057

The accompanying notes are an integral part of these consolidated financial statement

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

September 30, 2012

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

September 30, 2012

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

September 30, 2012.

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

September 30, 2012

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.

Advertising

The  Company  expenses  the  cost  of  advertising  as  incurred.  For  the  period  ended  September  30,

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

September 30, 2012, $0 was written off from the Company’s long-lived assets.

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

September 30, 2012

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

NOTE 5 – SHORT-TERM NOTES PAYABLE AND LINES OF CREDIT

On  May  9,  2012,  the  Company  issued  a promissory  note  in  the  amounts  of  $20,000  to  Asher

Enterprises,  Inc.,  an  unrelated  party,  at  an  interest  rate  of  8%,  with  an  option  to  convert  the outstanding  balance  into  shares  of  the  Company’s  common  stock  with  a  discount  off  the  market price  at  the  time  of  conversion.  At  September  30,  2012,  the  full  amount  remains  outstanding under the notes.

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

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

September 30, 2012

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had no payable to related parties as of September 30, 2012

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

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the financial statements of Infrastructure Developments Corp.

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

b.

Outstanding

     On  June  11,  2010,  the  Company  effected  a  6-to-1  forward  split  of  its  20,000,000  issued and  outstanding  common  shares,  resulting  in  120,000,000  common  shares  on  a  post  split basis. Shares and per  share amounts have been retroactively restated to reflect the 6-for-1 forward stock split.

     On  June  17,  2011,  the  Company  issued  125,000  shares  of  common  stock  to  an  unrelated party for consulting services at $0.001 per share.

     As  of  June  30,  2011,  the  Company  had  120,125,000  shares  of  common  stock  issued  and outstanding.

     On  August   11,  2011,  the  Company  issued  374,065  shares  of   common  stock  to  an

unrelated party against 8% Convertible Note.

     On  August   17,  2011,  the  Company  issued  397,727  shares  of   common  stock  to  an

unrelated party against 8% Convertible Note.

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

September 30, 2012

NOTE 11 – STOCKHOLDERS' EQUITY (Continued)

b.

Outstanding (Continued)

     On  August   22,  2011,  the  Company  issued  526,316  shares  of   common  stock  to  an

unrelated party against 8% Convertible Note.

     On  August   31,  2011,  the  Company  issued  821,918  shares  of   common  stock  to  an

unrelated party against 8% Convertible Note.

     On  September  06,  2011,  the  Company  issued  165,000  shares  of  common  stock  against

Cash Subscription.

     On  September  26,  2011,  the  Company  issued  1,331,334  shares  of  common  stock  against

Cash Subscription.

     On  September  29,  2011,  the  Company  issued  665,000  shares  of  common  stock  against

Cash Subscription.

     On  October  11,  2011,  the  Company  issued  1,351,351  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

     On  October  13,  2011,  the  Company  issued  3,666,000  shares  of  common  stock  against

Debt Settlement.

     On October 19, 2011, the Company issued 831,000 shares of common stock against Cash

Subscription.

     On  November  02,  2011,  the  Company  issued  1,527,778  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

     On  November  10,  2011,  the  Company  issued  331,667  shares  of  common  stock  against

Cash Subscription.

     On  November  21,  2011,  the  Company  issued  165,699,842  shares  of  common  stock  to  a related party against 6% Convertible Promissory Note.

     On  December  08,  2011,  the  Company  issued  2,448,980  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

     As of December 31, 2011, the Company had 300,262,978 shares of common stock issued and outstanding

     On  February  2,  2012,  the  Company  issued  5,882,353  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

     On  March  15,  2012,  the  Company  issued  5,050,505  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

     On  March  20,  2012,  the  Company  issued  4,040,404  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

     On  March  26,  2012,  the  Company  issued  6,071,429  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

     On   April   11,   2012,  the  Company  issued   3,017,334   shares  of   common   stock  to   an

unrelated party for services.

     On   April   17,   2012,  the  Company  issued   7,142,857   shares  of   common   stock  to   an

unrelated party against 8% Convertible Note.

     On   April   30,   2012,  the  Company  issued   6,428,571   shares  of   common   stock  to   an

unrelated party against 8% Convertible Note.

     On  May 2,  2012, the Company issued  3,250,000  shares  of  common  stock to  an unrelated party against 8% Convertible Note.

     On  May 3,  2012, the Company issued  8,333,333  shares  of  common  stock to  an unrelated party against 8% Convertible Note.

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

September 30, 2012

NOTE 11 – STOCKHOLDERS' EQUITY (Continued)

b.

Outstanding (Continued)

     On  May  16,  2012,  the  Company  issued  11,111,111  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

     On  May  22,  2012,  the  Company  issued  11,764,706  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

     On  May  25,  2012,  the  Company  issued  16,129,032  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

     On   June   13,   2012,   the   Company   issued   5,714,286   shares   of   common   stock   to   an

unrelated party against 8% Convertible Note.

     As of September 30, 2012, the Company had 394,198,899 shares of common stock issued and outstanding

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

NOTE 14 – SUBSEQUENT EVENTS

There are no significant subsequent events following September 30, 2012.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our quarterly period ended September 30, 2012. Our fiscal year end is December 31.

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

     living space

     office space

     on site showrooms

     restaurants

     worker accommodation

     forward operations base

Although the Company is yet to conclude a sale of a Wing House, it and its affiliates have generated over one hundred leads since April and have quoted approximately ten such leads with pricing details.  We expect to issue formal invoices and realize sales of the Wing Houses in the near future.

The Company has more recently begun focusing on the Company's alternative engine fuels operations in

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

For the nine month period ended September 30, 2012:

(i)

The Company received its final payment for the U.S. Navy’s Lido Phase II Project in

Indonesia and made final payments to our subcontractors.

(ii)

On February 1, 2012, the Company entered into a Share Exchange Agreement (dated January

11, 2012) to aquire InterMedia Development Corporation ("InterMedia"), a media production company and defense contractor based in Fairfax, Virginia. In July 2012, the Company determined that it would no pursue the closing of the acquisition of InterMedia. Based upon the review of due diligence the Company determined that it would not be possible to raise the funds required to expand InterMedia as agreed. Accordingly, both parties determined it was in their best interests not to proceed with the acquisition.

(iii)

On February 6, 2012, the Company changed its fiscal year end from June 30 to December 31.

The report covering the transition period was filed on Form 10-K for the six-month period between June 30, 2011 and December 31, 2012.

(iv)

On July 25, 2012, the Company pre-paid in full an outstanding $19,000 convertible note.

(v)

On August 16, 2012, the Company's board of directors accepted the resignation of the

Company's CEO and member of the board of directors, Thomas R. Morgan, and on August

15, 2012, accepted the resignation of the Company's CFO and Principal Accounting Officer,

Digamber Naswa. The Company's board of directors appointed Eric Montandon as CEO,

CFO and Principal Accounting Officer.

(vi)

Since July 2012, the Company has been preparing for an expected company acquisition,

which has been delayed due to a depository chill placed upon the Company's common stock by The Depository Trust Company (DTC) since August 22, 2012. The Company's counsel has been corresponding with the DTC to remove the depositor chill.

Net Losses

Net loss for the three month period ended September 30, 2012 was $22,569 as compared to $117,440 for the three month period ended September 30, 2011, a decrease of 81%. Net loss for the nine month period ended September 30, 2012 was $126,591 as compared to $5,467,439 for the nine month period ended

September 30, 2011, a decrease of 98%. The decrease in net loss over the comparable periods is due to decreases in operating expenses and the absence of losses associated with Power Track Projects FZE’s

("Power Track") business in the current three and nine month periods. Net loss in the previous and nine month period was primarily due to costs associated with Power Track’s business. The Company is confident that it will transition to net income in the next twelve months based on the anticipated development of CNG related activities in the U.S. and Thailand.

Net Revenues

Net revenues for the three month period ended September 30, 2012 were $0 as compared to $279,728 for the three month period ended September 30, 2011. Net revenues for the nine month period ended

September 30, 2012 were $56,300 as compared to $571,443 for the nine month period ended September

30, 2011, a decrease of 90%. The decrease in net revenues over the comparable periods can be attributed to a decrease in management contract revenue related to Lido Phase II. We expect net revenues to increase over the next twelve months as a result of our development of CNG related activities in the U.S.

and Thailand.

Gross Profit/ Loss

Gross profit for the three month period ended September 30, 2012 was $0 as compared to $23,203 for the three month period ended September 30, 2011. Gross loss for the nine month period ended September 30,

2012 was $4,886 as compared to $65,451 for the nine month period ended September 30, 2011, a decrease of 93%. The decrease in gross loss in the current periods is due to costs from our Lido Phase II project which exceeded revenues. We expect to transition to gross profits over the next twelve months in step with our expected realization of CNG related revenues.

Operating Expenses

Operating expenses for the three month period ended September 30, 2012 decreased to $22,169 from

$101,507 for the three month period ended September 30, 2011, a decrease of 78%. Operating expenses for the nine month period ended September 30, 2012 decreased to $105,410 from $1,367,610 for the nine month period ended September 30, 2011, a decrease of 92%. Operating expenses are from general, selling and administrative expenses, salaries and wages, and depreciation and amortization expense. Over the three and nine month periods general, selling and administrative expenses decreased to $16,169 from

$34,809 and to $74,310 from $642,439, respectively. Over the three and nine month periods salaries and wages decreased to $6,000 from $66,698 and to $31,100 from $200,486, respectively. Over the nine month periods our Power Track bad debt expenses decreased to $0 from $524,685. We expect operating expenses to increase in the near term as we develop CNG related operations.

Other Expenses

Other expenses for the three month period ended September 30, 2012 were $400 compared to $39,136 for the three month period ended September 30, 2011. Other expenses for the nine month period ended

September 30, 2012 were $16,295 compared to $4,034,378 for the nine month period ended September

30, 2011. The decrease was primarily due to a losses in the previous periods from Power Track’s inventory write down and the write down of Power Track’s fixed assets (crushing and mobile earthmoving equipment, a mobile labor camp, trucks, generators, and compressors for use in Power

Track’s mining operations).

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and,

accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of September 30, 2012, we had a working capital deficit of $314,989. Our current assets were $25,128 consisting of cash of $8,109, prepaid expenses of $7,406 and other current assets of $9,612. Our total assets were $44,429 consisting of current assets and investments of $19,301. Our current and total liabilities were $340,117 consisting of notes payable of $293,426 and accrued expenses of $46,690.

Stockholders deficit was $295,688 as of September 30, 2012.

Cash flows used in operating activities for the nine month period ending September 30, 2012 were

$152,539 compared to $2,958,683 for the nine month period ending September 30, 2011. Cash flow used in operating activities in the current period is primarily due to net losses, and changes in operating assets and liabilities of both a decrease in notes payable and accounts payable. We expect to transition to cash flow provided by operations over the next twelve months once we transition from net losses to net income.

Cash flows used in investing activities for the nine month period ending September 30, 2012 were

$19,301 compared to cash flows provided by investing activities of $412,446 for the nine month period ending September 30, 2012. Cash flow used in investing activities in the current period is due to loans to

Cleanfield. We expect to use cash flow in investing activities over the next twelve months as we develop

CNG operations in the U.S. and Thailand.

Cash flows provided by financing activities for the nine month period ending September 30, 2012 were

$137,260 as compared to $2,568,423 for the nine month period ending September 30, 2011. Cash flows provided by financing activities in the current period are attributable to common stock issued against debt and cash.  In the previous period cash flow provided by financing activities was due to long term debt owed to WWA Group. We expect to realize cash flows provided by financing activities over the next twelve months in connection with a potential company acquisition.

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

     our financial performance;

     the sufficiency of existing capital resources;

     our ability to fund cash requirements for future operations;

     uncertainties related to the growth of our business and the acceptance of our services;

     our ability to achieve and maintain an adequate customer base to generate sufficient revenues to maintain and expand operations;

     the volatility of the stock market; and

     general economic conditions.

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

13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To date our revenue is derived entirely from non-United States operations, which exposes us to risks inherent in doing business in each of the countries in which we transact business. The occurrence of any of the risks described below could have a material adverse effect on our results of operations and financial condition. Operations in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

     expropriation and nationalization of our assets in that country;

     political and economic instability;

     civil unrest, acts of terrorism, force majeure, war, or other armed conflict;

     natural disasters, including those related to earthquakes and flooding;

     inflation;

     currency fluctuations, devaluations, and conversion restrictions;

     confiscatory taxation or other adverse tax policies;

     governmental activities that limit or disrupt markets, restrict payments, or limit the movement of funds;

     governmental activities that may result in the deprivation of contract rights; and

     governmental activities that may result in the inability to obtain or retain licenses required for operation.

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

     foreign exchange risks resulting from changes in foreign exchange rates and the implementation of exchange controls; and

     limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries.

Risks Relating to Our Common Stock

Our stock price is volatile.

The market price of our common stock is highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

     services offered by us or our competitors;

     additions or departures of key personnel;

     our ability to execute its business plan;

     operating results that fall below expectations;

     loss of any strategic relationship;

     industry developments;

     economic and other external factors; and

     period-to-period fluctuations in our financial results.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. For the three month period ending September 30,

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

Not applicable.

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

November 19, 2012

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

Company's Form 10-Q filed with the Commission on August 20, 2012.

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

26