Form 10-K
period 2012-12-31
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2013-04-11
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

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

Yes ☐No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐No ☑

Indicate by check mark whether the registrant (1) has filed all reports required  to be filed  by Section  13 or 15(d) of the Securities

Exchange  Act  of  1934  during  the  preceding  12  months  (or  for  such  shorter  period  that  the  registrant  was  required  to  file  such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

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

Yes ☑No ☐

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

12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

The  aggregate  market  value  of  the  registrant’s  common  stock,  $0.001  par  value  (the  only  class  of  voting  stock),  held  by  non-

affiliates  (322,238,646  shares)  was  $98,297  based  on  the  average  of  the  bid  and  ask  price  ($0.00305)  for  the  common  stock  on

April 10, 2013.

At  April  11,  2013,  the  number  of  shares  outstanding  of  the  registrant’s  common  stock,  $0.001  par  value,  was  471,774,657,  and the number of shares outstanding of the registrants preferred stock, $0.001 par value, was 9,000,000.

TABLE OF CONTENTS

PART I

Item1.

Business

3

Item 1A.

Risk Factors

11

Item 1B.

Unresolved Staff Comments

14

Item 2.

Properties

15

Item 3.

Legal Proceedings

15

Item 4.

Mine Safety Disclosures

15

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of

16

Equity Securities

Item 6.

Selected Financial Data

19

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of  Operations

19

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

23

Item 8.

Financial Statements and Supplementary Data

23

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

24

Item 9A.

Controls and Procedures

24

Item 9B.

Other Information

25

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

26

Item 11.

Executive Compensation

29

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

30

Matters

Item 13.

Certain Relationships and Related Transactions, and Director Independence

31

Item 14.

Principal Accountant Fees and Services

31

PART IV

Item 15.

Exhibits, Financial Statement Schedules

32

Signatures

33

PART I

ITEM 1.

BUSINESS

As used herein the terms the “Company”, “we”, “our”, and “us” refer to Infrastructure Developments

Corp., its subsidiaries, and its predecessors, unless context indicates otherwise.

Corporate History

The Company was incorporated in Nevada as “1st Home Buy & Sell Ltd.” on August 10, 2006, to operate as a real estate company. On August 31, 2008, the Company ceased all operations to become a “shell”

company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and sought to identify a suitable business opportunity. On March 1, 2010, while evaluating possible business combinations, acquisitions or development opportunities, the Company changed its name from “1st Home

Buy & Sell Ltd.” to “Infrastructure Developments Corp.”

On April 7, 2010 the Company signed a share exchange agreement to acquire Intelspec International, Inc.

(“Intelspec”) in exchange for 14,000,000 shares of its common stock. The acquisition of Intelspec was completed on April 14, 2010, whereby the shareholders of Intelspec acquired 70% of the Company. The closing of the transaction represented a change in control which for financial reporting purposes was characterized as a reverse acquisition or recapitalization of Intelspec. Following the closing, our principal business became that of Intelspec. On April 26, 2010, the Company disclosed the information that would have been required if it were filing a general form for registration of securities on Form 10, as required under Item 2.01(f) of Form 8-K, thereby removing its status as a “shell” company.

The Company effected a six for one forward split of its common stock on June 11, 2010 that increased the

Company’s issued and outstanding shares from 20,000,000 to 120,000,000.

Intelspec changed its name to Interspec International, Inc. ("Interspec") pursuant to an out-of-court legal settlement with Intel Corporation on November 21, 2011

On February 6, 2012, the Company made the determination to change its fiscal year end from June 30 to

December 31.

The Company

The Company's current operations consist of marketing efforts for Wing House mobile shelters.

The Company’s original business was a limestone mining and earthmoving operation in the United Arab

Emirates operated by Power Track Projects FZE, a United Arab Emirates registered Free Zone Enterprise.

Power Track Projects FZE suffered significant financial losses when the UAE construction and real estate market collapsed in late 2009.  The quarry was closed and most of the assets written off. Losses were booked in fiscal year 2011.

Beginning in 2008 we targeted a wide variety of private and government funded project management contracts in the Middle East, particularly in the U.A.E., but the substantial economic slowdown in these markets shifted our focus to U.S. government contracts and subcontracts in Southeast Asia. Between 2009 and 2011 U.S. military contracts in Southeast Asia were a significant source of the Company’s work, with projects including:

     Design/Build Construction of a Close Quarters Battle (CQB) Training Facility, Camp Erawan,

Thailand; the project consists of the construction for the U.S. Navy of a two-story shoot house for military training; awarded May, 2009, completed January 21, 2010.

     Construction of seven new barracks, wash facilities, food-preparation facilities and dining facilities, along with the repair of existing, and construction of additional roads, sidewalks, wells,

lighting and electrical distribution, for the U.S. Navy's GPOI Training Facilities, Kampong Spoe,

Cambodia; awarded August 2009, completed April 29, 2010.

     Blank Purchase Agreements for heavy equipment and adviser and troop transportation, in support of the 2010 U.S. Army  “Angkor Sentinel” exercise in Cambodia, part of the Global Peace

Operations Initiative, which aims to train, and where appropriate equip, 75,000 Peacekeepers worldwide; commenced August 2010, completed August 2011.

     Design/build contract for the U.S. Navy’s Lido Phase II Project in Indonesia consisting of designing and building a two storey barrack, dining facilities, a mess hall, a kitchen, roads,

parking areas, and site utilities; awarded September 29, 2010, we discontinued our involvement with this contract due to subcontractor issues at the end of 2011.

However, due to narrow profit margins on U.S. Navy contracts in Southeast Asia, as well as fierce competition in this area, we suspended bidding on Southeast Asian projects.

Our recent focus has been on U.S. governmental operations in the United States and on the Company's alternative engine fuels operations in Thailand and the United States.

The Company's first step into the alternative fuels business was with operations at its facility in Chonburi,

Thailand with the diesel to CNG conversion of a 250Kva/200Kw Cummins diesel generator at the end of

2011. Conversion activities were suspended in late 2012 due to lack of funding.

The Company entered into a memorandum of understanding with Cleanfield Energy, Inc. ("Cleanfield")

on July 1, 2011, as amended on July 7, 2011 whereby it committed to providing Cleanfield with interim funding to cover expenses for converting vehicles in the US to natural gas. By the end of 2011 we had established a conversion location with Cleanfield in Tempe, Arizona. The Company intended to establish a regional network of conversion facilities and fueling points using a number of proven devices, including fully owned branches, franchises, and innovative joint ventures. The Company acquired 75% interest in

Cleanfield on June 4, 2012 pursuant to a debt settlement agreement. Despite these efforts, the US conversion activities were suspended in late 2012 due to lack of funding.

Prefabricated Housing

The Company’s prefabricated housing business is focused around the marketing and sale of “Wing

Houses” in North America, the Middle East and parts of South-East Asia as a distributor pursuant to an agreement with the Renhe Group. The Wing House is a solution for any application requiring low-cost,

rapidly-mobile structures.

The standard Wing House units are mobile modular prefabricated structures that fold out from standard

40-foot or 20-foot shipping containers to ready-to-use structures, with all baths, water, plumbing, air conditioning, lighting, cable, network and electrical fittings in place. This folding capacity allows a standard 40-foot unit delivered with a 320 square foot footprint to open into an 880 square foot structure in 4 to 5 hours, in a process requiring only basic hand tools and workers capable of following simple instructions.  Any truck and hoisting equipment capable of handling standard shipping containers can transport and place a Wing House.  Since container sizes are standard around the world, this equipment is widely available.  The combination of standard ISO container dimensions and fittings and the ability to quickly unfold into a structure much larger than the original container makes the Wing House extremely economical to ship.  Two or more Wing Houses can be joined end to end or side to side to form larger

structures.   Multiple standard floor plan configurations are available and custom plans can be ordered.

While other container-based prefabricated structures are available, they offer final available space equal to that of the original container.  We are aware of no other container-based prefabricated modular structure that shares the ability of the Wing House to open into a structure much larger than the delivered unit.

Wing Houses are rated for extreme temperatures, safe in hurricanes and earthquakes, meet the highest safety and building code standards, and are very economical.  The units use insulation sourced from

Bradford Insulation, Australia’s leading insulation brand.  The units carry a 5-star energy use rating and are ideal for use in extreme climates

Products

Wing Houses come in many building configurations and room configurations, and they retail at approximately $45,000-$85,000 ex-port in China.  The Wing House is built in China by Renhe

Manufacturing and has been re-branded by the Company.  Renhe has an exclusive distribution agreement with MKL Asia, a company owned by the original patent holder who is also the principal of Renhe.

MKL Asia has granted a sub-distribution license to the Company and its affiliates to market and sell

Wing House in North America, the GCC, and most of Southeast Asia.

Wing Houses are suitable for a wide range of applications, including:

     living space

     office space

     on site showrooms

     restaurants

     worker accommodation

     forward operations bases

Standard configurations include:

     3 Bedrooms + 1 Living room + 1 Kitchen + 1 bath + 1 Laundry

     4 Bedrooms + 2 Kitchens + 2 baths

     4 Bedrooms + 4 baths

     6 Bedrooms + 6 baths

     8 Bedrooms + 4 baths

     1 Classroom + 1 bath + 1 Office

     1 large room

The Wing House is available in configurations specifically optimized for classroom use, wired with high-

speed Internet and with computer stations included.

The range of products also includes the newly developed “pop out” 20 and 40 foot rapid deployment units that slide out in minutes and are also pre-fit with all baths and fixtures.

Markets

The Modular Building Institute (MBI) estimates that at the end of 2011 there were well over 500,000 code-compliant relocatable buildings in North America.  MBI estimated that the total value of industry owned relocatable buildings was between $5.5 - $6.0 billion, and that these assets generated estimated annual revenues of $3.0 billion. MBI reports that

... fleet owners indicated that top markets served were: classrooms or educational units;

construction site offices; general offices; retail/hospitality; and “energy/industrial” This last category is comprised mainly of workforce housing accommodations in areas of energy exploration.

Income from the three largest companies primarily engaged in the sale and lease of relocatable buildings exceeds 50 percent of the total industry revenue. The ten largest fleet owners account for greater than 75 percent of total revenue while the top twenty account for greater than 90 percent. About 75 percent of all inventory of relocatable buildings in North America is controlled by the ten largest fleet owners, with 90 percent controlled by the top 20 largest fleet owners.

Fleet owners generated revenue from the following sources:

     Leasing activity – 45%

     Sales – 30%

     Service – (transportation, installation, stairs, ramps, etc.) – 25%

A 2011 report by Sage Policy Group, titled The Economic & Financial Performance of the U.S. Modular

Building Industry, analyzed thousands of relocatable building transactions over a 10 year period. The average annual return on investment of a relocatable building sold was 18 percent, which was achieved after an average holding period of 5.8 years.

The Company intends to target the North American oil & gas industry by exhibiting Wing Houses at the

2013 Gas & Oil Expo on June 11-13 in Calgary, Alberta, Canada, and at the 2013 South Texas Oilfield

Expo on September 18 and 19 in Corpus Christi, Texas. The Company has invited hundreds of parties that are active in the prefabricated mobile shelter industry in North America to cooperate in marketing and placing this unique product, and the response has to date been positive.

The Company’s initial focus on the oil and gas industry is an obvious choice.  Growth in the North

American market for modular, transportable, prefabricated structures is dominated by the energy and mining industries.  Soaring commodity prices and the boom in shale-based and other unconventional energy industries has driven rapid employment growth in many of these industries.  IHS Global Insight reports that the unconventional oil and gas industry in the United States has created 1.7 million jobs in

2012, according to a report by IHS Global Insight. By 2015, that number is expected to grow to 2.5 million and nearly reach 3.5 million by 2035.  Many of these jobs will involve field work in areas with little available worker housing and few existing structures. The chart below illustrates the rapid expansion of US employment in resource extraction industries.

Change in U.S. Employment by Sector

Dec-07 to

Nov-11 to

May-12

May-12

Combined

Mining (including oil & gas)

16.0%

3.3%

19.30%

Education and Health

9.4%

1.3%

10.70%

Leisure & Hospitality

0.2%

1.0%

1.20%

Professional & Business Services

-1.3%

1.7%

0.40%

Government

-1.8%

-0.2%

-2.00%

Total Non-Farm

-3.6%

0.8%

-2.80%

Trade, Transportation & Utilities

-5.2%

0.7%

-4.50%

Financial Activities

-6.1%

0.4%

-5.70%

Manufacturing

-13.0%

1.5%

-11.50%

Construction

-26.4%

-0.1%

-26.50%

Source: Bureau of Labor Statistics, CES

The rapid expansion of North American resource extraction industries has led to the emergence of multiple companies providing complete solutions for installing and managing workforce accommodation camps.  These facilities range from small temporary installations housing exploration crews to large scale camps housing thousands of workers engaged in full scale production.  Since the Wing House is readily adaptable to situations requiring easy transport and rapid installation and because of the unique ability to present an installed footprint far larger than its shipping footprint, we believe the Wing House will have strong appeal in this market.

While the oil, gas, and mining industries are the priority target, presentation of the Wing House to other markets, including disaster relief, education, and residential housing, will be pursued as showroom units become available.

A Freedonia Group's industry market research report from late 2011 indicated that inside the multi-billion dollar U.S. nonresidential prefabricated building system industry, modular building systems provide the best growth opportunities, and commercial applications are expected to post the fastest gains of any major market. The Company's own research on market demand – combined with new features and refinements of the product to meet more stringent buyer standards – has influenced it to initiate this rollout in 2013.

The Company has a target of 100 unit sales in 2013.

Competition

The Wing House mobile shelter faces no direct competition as a prefabricated expandable container-

based mobile shelter system though a variety of site-built shelter options provide indirect competition.

Typical portable cabins used as temporary offices in some regions are much cheaper than the Wing

Houses, but they (i) have a life span of much less than half that of a Wing House, (ii) cannot be moved and re-used without virtually rebuilding the units, (iii) can only be trucked as 35 square meters of cabin space per truck (as opposed to Wing House 80 square meter per truck folded in), and (iv) have inferior wiring, lighting, bath fixtures, and insulation.  The Wing Houses are competitively priced in certain markets, and for certain users that are looking for more modern and efficient workforce accommodation as opposed to the more utilitarian pre-fabricated structures used in the past.

A number of US and Canadian companies compete in the high quality prefabricated structure market,

notably Sunbelt Modular, Pacific Mobile Structures, Mobile Modular, Satellite Shelters, Williams

Scotsman, M Space Modular Buildings, and ModSpace.  These companies use a variety of systems,

typically “panelized”, to install mobile structures in various configurations.  Many of these structures are designed to be semi-permanent, and fill a distinctly different niche from the Wing House.  They offer greater flexibility in terms of size, with larger and more open floor plans available.  They are also typically more expensive and require more time to install.  While these structures will continue to dominate the market for larger structures, the Company believes that the Wing House will fill an underserved niche demand for high quality structures offering a far higher degree of mobility and far faster installation than current offerings.

The Company will also compete with companies focused on the leasing of modular workforce housing and the management of workforce housing facilities.  Companies engaged in this business include Black

Diamond Group Limited, Target Logistics, Atco Structures and Logistics, Rapid Camp Ltd, Guerdon

Modular Buildings, Williams Scotsman, Stock Modular, Wilmot Modular Structures, and many others.

While some of these companies do produce their own modular housing units, their primary business lies in leasing, installation, and management of workforce camps. The rapid growth of this sector is demonstrated by the recent results of the Black Diamond Group, a publicly traded industry leader with operations focused on Western Canada.

Black Diamond Group Operating

Income (Millions CAD)

2009

$20

2010

$27

2011

$63

2012

$72

Source: Morningstar.ca

The Company recognizes these companies as competitors but also sees them as potential customers.  If the Company can provide these companies with a facility option that is more economical, more efficient,

and more easily portable than the structures they currently use, we believe that a significant number of these companies would adopt the Wing House as part of their leasing fleet.

The Company anticipates three probable avenues for marketing the Wing House to North American resource extraction industries:

     Direct sales to exploration companies needing small, rapidly portable facilities below the size threshold that would justify subcontracting a camp to a turnkey solution provider.

     Sales to turnkey workforce camp solution providers.

     Eventual formation of a joint management venture, with the Company providing the facilities and local partners providing installation and management services.

While the third option remains a speculative possibility at this point, the first two are prepared for immediate initiation at the 2013 Gas & Oil Expo and the 2013 South Texas Oilfield Expo.

International Markets

The Company holds distribution rights for the Wing House in both the Gulf Cooperation Council (GCC),

composed of Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates.  Fueled by

sustained high oil and gas prices, this has emerged as one of the world’s most rapidly growing regions.

Steffen Hertog of the London School of Economics states:

No other rich region in the world has grown as fast as the GCC in recent years and none has as rosy an outlook for the near future: IMF estimates of real GDP growth for 2012 range from 2 percent (Bahrain) to 6.3 percent (Saudi Arabia), with a regional average of

4.9 percent. Average growth for 2013 is expected to again reach above 3 percent - all the while all countries bar Bahrain are expected to rack up sizeable fiscal surpluses between

5.8 and 26 percent of GDP thanks to continuing high oil prices. Consumer confidence is at an all-time high and privately driven sectors like retail and construction are expanding rapidly.

Non-oil growth is emerging as a major growth driver, as regional governments invest oil income in heavy industry, infrastructure, and other developments in an effort to diversify their oil-dependent economies.

The combination of high investment in increased energy production and surging investment in economic diversification creates a significant opportunity for the marketing of modular workforce housing solutions.  Virtually all construction labor in the GCC is provided by contractual workers from other countries.  These workers are typically housed on job sites, and construction managers need the ability to pack up housing facilities as jobs finished and move them to other job sites as easily as possible.  The extreme mobility and rapid deployment of the Wing House make it a strong contender for acceptance in the GCC market.

The Company also holds marketing rights for the Wing House in Southeast Asia, a region that the OECD expects to maintain a “robust” average of 5.5% over the next five years.  Large infrastructure projects,

energy and mining industry developments, disaster relief, and temporary offices are among the niches open for the Wing House in Southeast Asia.

The Company’s Prefabricated Housing division will focus primarily on the North American market in

2013, but the Company remains committed to exploring opportunities in both the GCC and Southeast

Asia.

Patents, Trademarks, Licenses, Franchises,

Concessions, Royalty Agreements and Labor Contracts

We neither own nor have applied for any patents or trademarks. We do not license any of our technology from other companies.  However, we have an exclusive distribution agreement with Renhe for the Wing

Houses

Marketing and Advertising Methods

The Company markets the Wing Houses through traditional methods, internet web sites and emails

Dependence on Major Customers or Suppliers

The Company is not dependent on one or a few customers, as we have a product targeted to a wide range of buyers.

Governmental and Environmental Regulation

Health and Safety

We are subject to numerous health and safety laws and regulations imposed by the governments controlling the jurisdictions in which we operate and by or clients and project financiers. These regulations are frequently changing, and it is impossible to predict the effect of such laws and regulations on us in the future. We actively seek to maintain a safe, healthy and environmentally friendly work place for all of our employees and those who work with us. However, we provide some of our services in high-

risk locations and as a result we may incur substantial costs to maintain the safety of our personnel. All of our operations and personnel are covered by comprehensive “all risk” insurance, the costs of which are included in our contracts.

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

Employees

We have no employees other than our two officers / directors. We also have part-time consultants and sales agents in Dubai, Philippines, Thailand and Texas. We believe we have a good working relationship with our agents and consultants, which are not represented by a collective bargaining organization. We also use third party consultants to assist in the completion of various projects; third parties are instrumental to keep the development of projects on time and on budget. Our management expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

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

Risk Factors Relating To Our Business

The Company’s ability to continue as a going concern is in question

Our auditors included an explanatory statement in their report on our consolidated financial statements for the years ended December 31, 2012 and 2011, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include a working capital deficit, negative cash flows, and accumulated losses.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. For the year ending December 31 2012, we were unable to assert that our internal controls were effective. Accordingly, our shareholders could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Our past capital funding needs have resulted in dilution to existing shareholders.

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

Company’s directors and officers even though such actions, if successful, might otherwise benefit the

Company and its stockholders.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

During the year ended December 31, 2012, our principals and key consultants operated out of their individual office spaces for which we paid no rent. Our principal executive office is located at 299 S.

Main Street, 13th Floor, Salt Lake City, Utah  84111. The office is located in a shared office space with a yearly rental of $588 payable on a month to month basis; we pay additional amounts to lease out additional space, as needed. Our telephone number is (801) 488-2006 and our fax number is (801) 747-

6836.

Cleanfield's conversion facility was located in Tempe, Arizona. Cleanfield had a six-month lease through

June 2012 for which the Company paid $2,046 per month.

Our belief is that the spaces described are adequate for our immediate needs though additional space may be required at some future time as we seek to expand our operations. Should we require additional space,

we do not foresee any significant difficulties in obtaining such space.

We do not presently own any real property.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

MINE SAFTETY DISCLOSURES

Not applicable

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

Year

Quarter Ended

High

Low

2012

December 31

$0.0017

$0.0005

September 30

$0.0027

$0.0011

June 30

$0.0075

$0.0014

March 31

$0.0061

$0.0030

2011

December 31

$0.0195

$0.0022

September 30

$0.19

$0.012

June 30

$0.35

$0.06

March 31

$0.65

$0.10

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2012, the Company had 234 shareholders of record holding a total of 432,683,747 shares of fully paid and non-assessable common stock of the 500,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders since shares of our outstanding common stock are held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.

Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of December 31, 2012, the Company had no shares of preferred stock issued of the 10,000,000 shares of preferred stock, par value $0.001 per share, authorized.

Warrants

As of December 31, 2012, the Company had no warrants to purchase shares of stock.

Stock Options

As of December 31, 2012, the Company had no stock options to purchase shares of stock.

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

Securities Authorized For Issuance under Equity Compensation Plans

None.

Convertible Securities

As of December 31, 2012, the Company had a promissory note with an outstanding value of $10,000 convertible into shares of the Company stock. The note had an interest rate of 8% and the option to convert the outstanding balances at a 40% discount off the market price at the time of conversion.

Subsequent to the year ended December 31, 2012, the note holder converted $8,600 of the value to shares and the Company paid off the remaining amounts, including interest, owed.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On March 15, 2011, June 1, 2011, and March 12, 2012 and May 11, 2012 the Company issued promissory notes in the amounts of $60,000, $40,000, $19,000, and $20,000 respectively, to Asher

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

Payment

Conversion     Conversion

Conversion

Remaining

Amounts

Amount

Price

Shares

Dates

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

$3,600**

0.00063

5,714,286

June 13, 2012

$0

$19,000

December 12, 2012

$19,000

***

***

***

$0

$20,000

February 11, 2013

$5,750

0.0003

19,166,666

Nov. 26, 2012

$4,250

0.00022

19,318,182

Dec. 31, 2012

$4,300

0.00022

19,545,455

Jan. 11, 2013

$4,300

0.00022

19,545,455

Jan. 15, 2013

$1,400

****

****

****

$0

Total

$0

*

Includes $2,400 in interest from the note due on December 15, 2011.

**

Includes $1,600 in interest from the note due on March 1, 2012.

***

Amount prepaid by the Company on June 25, 2012.

****

Amount prepaid by the Company on February 18, 2013.

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

For the twelve month period ended December 31, 2012:

(i)

The Company received its final payment for the U.S. Navy’s Lido Phase II Project in

Indonesia and made final payments to our subcontractors.

(ii)

On February 1, 2012, the Company entered into a Share Exchange Agreement (dated January

11, 2012) to acquire InterMedia Development Corporation ("InterMedia"), a media production company and defense contractor based in Fairfax, Virginia. In July 2012, the

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

On August 16, 2012, the Company's board of directors accepted the resignation of the

Company's CEO and member of the board of directors, Thomas R. Morgan, and on August

15, 2012, accepted the resignation of the Company's CFO and Principal Accounting Officer,

Digamber Naswa. The Company's board of directors appointed Eric Montandon as CEO,

CFO and Principal Accounting Officer.

Subsequent to the period ended December 31, 2012:

(i)

On February 18, 2013, the Company paid the final amounts outstanding on its convertible notes.

(ii)

On February 27, 2013, DTC lifted a depository chill on the Company’s common stock.

(iii)

The Company authorized the issuance of 9,000,000 shares of Super Voting Preferred Stock for the settlement of nearly $256,000 in debt.

Results of Operations

Net Losses

Net loss for the year ended December 31, 2012 was $150,144 as compared to $5,534,355 for the year ended December 31, 2011, a decrease of 97.3%. The decrease in net loss over the comparable periods is due to decreases in operating expenses and the absence of losses associated with Power Track Projects

FZE’s ("Power Track") business in the current period. Net loss in the previous period was primarily due to costs associated with Power Track’s business. The Company is confident that it will transition to net income in the next twelve months based on the anticipated development of its Wing House business.

Net Revenues

Net revenues for the year ended December 31, 2012 were $56,300 as compared to $695,036 for the year ended December 31, 2011, a decrease of 91.9%. The decrease in net revenues over the comparable periods can be attributed to the decrease in management contract revenue related to Lido Phase II. We expect net revenues to increase over the next twelve months as a result of our development of our Wing

House business.

Gross Loss

Gross loss for the year ended December 31, 2012 decreased to $4,886 from $44,676 for the year ended

December 31, 2011, a decrease of 89.1%. The decrease in gross loss in the current period is due the decrease in costs associated with the Lido Phase II project which costs exceeded corresponding revenues.

We expect to transition to gross income over the next twelve months in step with our expected realization of Wing House business.

Operating Expenses

Operating expenses for the year ended December 31, 2012 decreased to $128,563 from $1,474,644 for the year ended December 31, 2011, a decrease of 91.3%. Operating expenses are from general, selling and administrative expenses, salaries and wages, and depreciation and amortization expense. Over the periods general, selling and administrative expenses decreased to $91,463 from $1,219,011. Over the periods salaries and wages decreased to $37,100 from $210,967. We expect operating expenses to increase in the near term as we develop operations.

Other Expenses

Other expenses for the year ended December 31, 2012 were $16,695 compared to $4,059,711 for the year ended December 31, 2011. The decrease in other expenses in the current period was due primarily to the realization of losses in the previous period from Power Track’s inventory write down and the write down of Power Track’s fixed assets (crushing and mobile earthmoving equipment, a mobile labor camp, trucks,

generators, and compressors for use in Power Track’s mining operations).

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and,

accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of December 31, 2012, we had a working capital deficit of $328,541. Our current assets were $17,213 consisting of cash of $7,601 and other current assets of $9,612. Our total assets were $36,514 consisting of current assets and investments of $19,301. Our current and total liabilities were $345,754 consisting of notes payable of $283,426 and accrued expenses of $62,328. Stockholders deficit was $309,241 as of

December 31, 2012.

Cash flows used in operating activities for the year ending December 31, 2012 were $163,047 compared to $3,239,980 for the year ending December 31, 2011. Cash flow used in operating activities in the current period is primarily due to net losses, and changes in operating assets and liabilities of both a decrease in notes payable and accounts payable. We expect to transition to cash flow provided by operations over the next twelve months once we transition from net losses to net income.

Cash flows used in investing activities for the year ending December 31, 2012 were $19,301 compared to cash flows provided by investing activities of $412,450 for the year ending December 31, 2011. Cash flow used in investing activities in the current period is due to loans to Cleanfield. We expect to use cash flow in investing activities over the next twelve months as we develop our Wing House business.

Cash flows provided by financing activities for the year ending December 31, 2012 were $147,260 as compared to $2,797,353 for the year ending December 31, 2011. Cash flows provided by financing activities in the current period are attributable to common stock issued against debt and cash.  In the previous period cash flow provided by financing activities was due primarily to long term debt owed to

WWA Group. We expect to realize cash flows provided by financing activities over the next twelve months.

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

Going Concern

Our auditors included an explanatory statement in their report on the Company’s consolidated financial statements for the years ended December 31, 2012 and 2011, expressing an opinion as to our ability to continue as a going concern as a result of a working capital deficit, negative cash flows, and accumulated net losses. Our ability to continue as a going concern is subject to the ability of the Company to transition to net income in 2013 and obtaining additional funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) increasing our gross profit; (ii)

financing from private placement sources; and (iii) converting outstanding debt to equity. Although the

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the fiscal years ended December 31, 2012 and 2011 are attached hereto as F-1 through F-14.

INFRASTRUCTURE DEVELOPMENTS CORP.

Twelve Months Ended December 31, 2012 and December 31, 2011

INDEX

Page

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets

F-3

Consolidated Statements of Operations

F-4

Consolidated Statement of Stockholders’ Equity (Deficit)

F-5

Consolidated Statements of Cash Flows

F-6

Notes to Consolidated Financial Statements

F-7

Pinaki & Associates LLC

Certified Public Accountants

625 Barksdale Rd, Suite 113,

Newark, DE 19711

Phone: 408-896-4405 | pmohapatra@pinakiassociates.com

To The Board of Directors

Infrastructure Developments Corp.

299 S. Main Street, 13th Floor

Salt Lake City

Utah 84111

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Infrastructure  Developments  Corp.

and  subsidiaries  as  of December  31,  2012, December  31,  2011  and  the  related consolidated statements  of income,  stockholders’  equity  and  cash  flows  for  the  year  ended  December  31,  2012.  These  consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

2012, and December 31, 2011, and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Pinaki & Associates LLC.

Pinaki & Associates LLC.

Hayward, CA

April 9, 2013

Infrastructure Developments Corp.

Consolidated Balance Sheet

As of December

As of December

ASSETS

31, 2012

31, 2011

CURRENT ASSETS

Cash

$

7,601    $

42,690

Receivables, net

-

-

Inventories

-

-

Prepaid expenses

-

32,406

Other current assets

9,612

14,709

Total current assets

17,213

89,805

Investment in unconsolidated entity

19,301

-

TOTAL ASSETS

$

36,514    $

89,805

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes Payable

$

283,426    $

328,226

Accounts payable

-

27,856

Accrued expenses

62,328

40,079

Total current liabilities

345,754

396,161

Long-term debt

-

-

TOTAL LIABILITIES

$

345,754    $

396,161

STOCKHOLDERS' EQUITY

Common Stock

Authorized: 500,000,000 common shares with $0.001 par value

Issued : 432,683,747

432,684

300,263

Additional paid-in capital

8,488,704

8,473,865

Retained earnings

(9,230,628)

(9,080,484)

Total Stockholders' Equity

(309,241)

(306,357)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

$

36,514    $

89,805

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp.

Consolidated Statements of Operations

Year Ended

Year Ended

December 31,

December 31,

2012

2011

Net revenues:

(Unaudited)

Contract Income

$

-     $

300,492

Revenue from equipment rental

-

-

Project Management

56,300

394,544

Total net revenues

56,300

695,036

Cost of Goods Sold

61,186

739,712

Gross profit (Loss)

(4,886)

(44,676)

Operating expenses:

General, selling and administrative expenses

91,463

1,219,001

Salaries and wages

37,100

210,967

Depreciation and amortization expense

-

-

Total operating expenses

128,563

1,429,968

Income (loss) from operations

(133,448)

(1,474,644)

Other income (expense):

Interest income/(expenses)

(17,695)

(81,046)

Loss in inventory write down

-

(1,981,604)

Loss in sale of fixed assets

-

(1,091,071)

Write off of fixed assets

-

(1,244,703)

Other income (expense)

1,000

338,713

Total other income (expense)

(16,695)

(4,059,711)

Income (loss) before income tax

(150,144)

(5,534,355)

-

Provision for income taxes

-

Net Income (Loss)

$

(150,144)     $

(5,534,355)

Basic income (loss) per share

$

(0.00)     $

(0.04)

Fully diluted income (loss) per share

$

(0.00)     $

(0.04)

Basic weighted average number of shares outstanding

367,790,776

151,269,423

Fully diluted weighted average number of shares outstanding

367,790,776

151,269,423

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp.

Consolidated Statements of Stockholders' Equity

Additional

Common Stock

Paid-in

Retained

Shares

Amount

Capital

Earnings

Total

Balance, December 31, 2011

300,262,978

$ 300,262.98

$ 8,473,864.25

$ (9,080,484.00)     $ (306,356.77)

Common Stock Issued @$0.001 Per share Ag. Outstanding Debt

5,882,353

5,882.35

4,117.65

10,000

Common Stock Issued @$0.001 Per share Ag. Outstanding Debt

5,050,505

5,050.51

-50.51

5,000

Common Stock Issued @$0.001 Per share Ag. Outstanding Debt

4,040,404

4,040.40

-40.40

4,000

Common Stock Issued @$0.001 Per share Ag. Outstanding Debt

6,071,429

6,071.43

2,428.57

8,500

Net Loss During the Qtr

(54,749)

(54,749)

Balance, March 31 2012

321,307,669

321,308

8,480,320

(9,135,233)

(333,606)

Common Stock Issued @$0.001 Per share  Debt (Morningstar)

3,017,334

3,017.33

42,242.67

45,260

Common Stock Issued @$0.001 Per share Ag. Notes (Asher)

7,142,857

7,142.86

2,857.14

10,000

Common Stock Issued @$0.001 Per share Ag. Notes (Asher)

6,428,571

6,428.57

2,571.43

9,000

Common Stock Issued @$0.001 Per share Ag. Notes (Asher)

3,250,000

3,250.00

650.00

3,900

Common Stock Issued @$0.001 Per share Ag. Notes (Asher)

8,333,333

8,333.33

1,666.67

10,000

Common Stock Issued @$0.001 Per share Ag. Notes (Asher)

11,111,111

11,111.11

-1,111.11

10,000

Common Stock Issued @$0.001 Per share Ag. Notes (Asher)

11,764,706

11,764.71

-3,764.71

8,000

Common Stock Issued @$0.001 Per share Ag. Notes (Asher)

16,129,032

16,129.03

-6,129.03

10,000

Common Stock Issued @$0.001 Per share Ag. Notes (Asher)

5,714,286

5,714.29

-2,114.29

3,600

Net Loss During the Qtr

(49,273)

(49,273)

Balance, June 30 2012

394,198,899

394,199

8,517,188

(9,184,506)

(273,119)

Net Loss During the Qtr

(22,569.31)

(22,569.31)

Balance, September 30 2012

394,198,899

394,199

8,517,188

(9,207,075)

(295,688)

Common Stock Issued @$0.001 Per share Ag. Notes (Asher)

19,166,666

19,166.67

(13,417)

5,750

Common Stock Issued @$0.001 Per share Ag. Notes (Asher)

19,318,182

19,318.18

(15,068)

4,250

Net Loss During the Qtr

(23,552.54)

(23,553)

Balance, December 30 2012

432,683,747

$ 432,684

$ 8,488,703

$ (9,230,628)

$ (309,240)

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp.

Consolidated Statements of Cash Flows

Year Ended

Year Ended

December 31,

December 31,

2012

2011

CASH FLOWS FROM OPERATING ACTIVITIES

(Unaudited)

Net income ( loss)

$

(150,144)    $

(5,534,355)

Adjustments to reconcile net income to net cash

provided by operating activities

Depreciation and amortization

-

38,169

(Gain)Loss on disposition of assets

-

2,335,774

Changes in operating Assets and Liabilities:

Decrease (increase) in:

Accounts receivable

-

358,541

Inventories

-

1,981,604

Prepaid expenses

32,406

119,982

Other current assets

5,097

198,184

Increase (decrease) in:

Notes payable

(44,800)

(2,158,926)

Accounts payable

(27,856)

(402,320)

Accrued liabilities

22,249

(176,633)

Net Cash Provided (Used) in Operating Activities

(163,047)

(3,239,980)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Unconsolidated Entity

(19,301)

-

Proceeds from sale of Fixed Assets

-

412,450

Net Cash Provided (Used) by Investing Activities

(19,301)

412,450

CASH FLOWS FROM FINANCING ACTIVITIES

Common Stock issued against services

-

70,000

Common stock issued Against Debt and Cash

147,260

2,727,353

Increase in Long term debt

-

-

Net Cash Provided by Financing Activities

147,260

2,797,353

NET INCREASE IN CASH

(35,089)

(30,178)

CASH AT BEGINNING OF PERIOD

42,690

72,868

CASH AT END OF PERIOD

$

7,601    $

42,690

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

December 31, 2012 and 2011

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

December 31, 2012 and 2011

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

The  Company issued  no  compensatory options  to its  employees  during the  year  ended  December

31, 2012 and 2011.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

h.

Advertising

The  Company  expenses  the  cost  of  advertising  as  incurred.  For  the  years  ended  December  31,

2012 and 2011, the Company had no advertising expenses.

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

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.

Impairment of Long-Lived Assets (Continued)

Assets  to  be  disposed  of  are  reported  at  the  lower  of  the  carrying  amount  or  fair  value,  less  the

estimated  costs  to  sell.   In  addition,  depreciation  of  the  asset  ceases.   During  the  year  ended

December  31,  2012  and  2011,  no  amounts  were  written  off  from  the  Company’s  long-lived assets.

l.

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

NOTE 5 – SHORT-TERM NOTES PAYABLE AND LINES OF CREDIT

On  May  9,  2012,  the  Company  issued  a promissory  note  in  the  amount  of  $20,000  to  Asher

Enterprises,  Inc.,  an  unrelated  party,  at  an  interest  rate  of  8%,  with  an  option  to  convert  the outstanding  balance  into  shares  of  the  Company’s  common  stock  with  a  discount  off  the  market price  at  the  time  of  conversion.  At  December  31,  2012,  $10,000  remained  outstanding  under  the note.

The  Company  has  from  time  to  time  short-term  borrowings  from  various  unrelated  and  related

entities.   These  advances  are  non-interest  bearing,  unsecured  and  due  upon  demand.  Because  of the short-term nature of the notes the Company has not imputed an interest rate.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

December 31, 2012 and 2011

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

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had no payable to related parties as of December 31, 2012

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

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In  February  2013,  the  FASB  issued  authoritative  guidance  related  to  reclassifications  out  of accumulated  OCI.  Under  the  amendments  in  this  update,  an  entity  is  required  to  report,  in  one place,  information  about  reclassifications  out  of  accumulated  OCI  and  to  report  changes  in  its accumulated  OCI  balances.  For  significant  items  reclassified  out  of  accumulated  OCI  to  net income  in  their  entirety in  the  same  reporting  period,  reporting  is  required  about  the  effect  of  the reclassifications  on  the  respective  line  items  in  the  statement  where  net  income  is  presented.  For items  that  are  not  reclassified  to  net  income  in  their  entirety in  the  same  reporting  period,  a  cross reference  to  other  disclosures  currently required  under  U.S.  GAAP  is  required  in  the  notes  to  the consolidated financial statements. We plan to adopt this guidance in the first quarter of fiscal  year

2013  and  do  not  believe  that  the  adoption  of  this  guidance  will  have  a  material  impact  on  its

Consolidated Financial Statements.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

December 31, 2012 and 2011

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

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 11 – STOCKHOLDERS' EQUITY (Continued)

b.

Outstanding (Continued)

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

     On  November  26,  2012,  the  Company  issued  19,166,666  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

     On  December  31,  2012,  the  Company  issued  19,318,182  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

     As of December 31, 2012, the Company had 432,683,747 shares of common stock issued and outstanding

NOTE 12 – CONVERSION OF NOTES TO EQUITY

On   November   21,   2011,   the   Company's   board   of   directors   authorized   the   issuance   of

165,699,842   shares   of   common   stock  to   WWA   Group,   Inc.   (“WWA   Group”),   valued   at

$2,477,544  or  $0.014952  per  share  on  conversion  of  a  convertible  promissory  note  (“Note”)

issued to WWA Group on May 17, 2011.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 13 – CHANGE IN FISCAL YEAR END

On February 6, 2012, the Company changed its fiscal year end from June 30 to December 31.

The change became effective at the end of the quarter ended December 31, 2011.

NOTE 14 – SUBSEQUENT EVENTS

In  accordance  with  Accounting  Standards  Codification  (ASC)  topic  855-10  “Subsequent

Events”,   the   Company   has   evaluated   subsequent   events   through   the   date   which   the

financial  statements  were  available  to  be  issued.  The  IDVC  is  not  aware  of any subsequent

events   which   would   require   recognition   or   disclosure   in   the   financial   statements.he

Company  has  determined  that  the  following  such  event  warrants  disclosure  or  recognition in the financial statements:

On each of January 11 and 15, 2013, Asher Enterprises converted $4,300 of a note payable into

19,545,455  shares  of  the  Company's  common  stock.  On  February 18,  2013,  the  Company paid off the remainder of the note to Asher Enterprises.

On February 27, 2013, following the review of a petition by the Company, the Depository Trust

Company  (DTC)  lifted  the  deposit  chill  that  had  been  on  the  Company's  common  stock  since

October  2012.  The  Deposit  Chill  prevented  some  shareholders  from  depositing  physical  share

certificates   into   the   market   for   sale.   The   DTC   has   now   resumed   accepting   deposits   for

depository and book-entry transfer services.

On  February  4,  2013,  the  Company's  board  of  directors  authorized  and  on  March  4,  2013

Nevada  Secretary of  State  accepted  a  Certificate  of  Designation  that  authorized  the  issuance  of up  to  nine  million  (9,000,000)  shares  of  a  new  series  of  preferred  stock,  par  value  $0.001  per share  designated  "Super  Voting  Preferred  Stock."  The  designation  allows  that  each  holder  of outstanding shares  of Super  Voting  Preferred  Stock shall be  entitled to  fifty (50)  votes  for  each

share   of   Super   Voting  Preferred   Stock   held   on   the   record   date   for   the   determination   of

stockholders  entitled  to  vote  at  each  meeting  of  stockholders  of  the  Company.  Additionally,

immediately following  an  increase  in  the  authorized  common  stock  of  the  Company,  par  value

$0.001  per  share,  beyond  500,000,000  shares,  each  share  of  Super  Voting  Preferred  Stock  then outstanding  shall  automatically and  mandatorily be  converted  into  fifty (50)  shares  of  common stock.

On   February  4,   2013,   Entered   into   a   debt   settlement   agreement   with  Adderley  Davis   &

Associates for the settlement of $255,928.46 in amounts owed in exchange for 9,000,000 shares of Super Voting Preferred Stock.

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

15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2012.

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

     Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated

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

The board of directors has not provided an appropriate level of oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting since there are, at present,

no independent directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions.  While this control deficiency did not result in any audit adjustments to our 2012 or 2011 interim or annual period financial statements, it could have resulted in material misstatement that might have been prevented or detected by independent oversight.

Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Name

Age

Position(s) and Office(s)

Eric Montandon

47

Chief Executive Officer, Chief Financial

Officer and Director

Shawn Teigen

40

Secretary and Director

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

Eric Montandon was appointed as a director of the Company on May 17, 2011, as Chief Executive

Officer on August 16, 2012, and as Chief Financial Officer on August 15, 2012. He will serve until the next annual meeting of our shareholders and his successor is elected and qualified.

Business Experience:

Mr. Montandon joined the board of directors of Asia8, Inc., in 2000 and became its CEO and CFO. He and was instrumental in Asia8, Inc.’s acquisition and development of World Wide Auctioneers, Ltd.

His primary business focus has been on those two companies and WWA Group, Inc., since 2003

(WWA Group holds approximately 50% of the Company's common stock). Mr. Montandon is responsible for the overall management of these companies and is involved in many of their day-to-

day operations, finance and administration. In 1994 Mr. Montandon was involved in forming

Momentum Asia, Inc., a design and printing operation in Subic Bay, Philippines. He operated this company as its CEO until the middle of 2000. Between 1988 and 1992 he worked for Winius-

Montandon, Inc. as a commercial real estate consultant and appraiser in Phoenix, Arizona.

Officer and Director Responsibilities and Qualifications:

Mr. Montandon is responsible for the overall management of the Company and is involved in many of its day-to-day operations, finance and administration.

Mr. Montandon graduated from Arizona State University in 1988 with a Bachelor’s Degree in

Business Finance. He has worked with early stage companies for the past two decades.

Other Public Company Directorships in the Last Five Years:

Over the last five years Mr. Montandon has been an officer and director of three public companies:

WWA Group, Inc. (from 2003 to present) (chief executive officer and director); Asia8, Inc., product distributor (from February 2000 to present) (chief executive officer, chief financial officer and director); and Net Telecommunications, Inc., formerly a telecommunications service provider (from

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

Compliance with Section 16(a) o f the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of the following persons or entities which, during the period ended December 31, 2012, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

     WWA Group, Inc., failed to file Forms 4 and/or 5.

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

Executive compensation for the year ended December 31, 2012 was $4,000 and the years ended

December 31, 2011 was $107,500. The decrease in executive compensation over the periods is attributable primarily to the expiration on August 4, 2011, of an employment agreement between

Intelspec and our former chief executive officer dated August 5, 2008; a salary expense had been paid or accrued at a consistent monthly during the period of the agreement. On October 13, 2011, effective

August 5, 2011, the Company and our former chief executive officer executed a one-year agreement at a salary of $500 per month due to current cash flow restrictions. Our former chief financial officer,

appointed June 14, 2011, earned no compensation. Our current chief executive officer and chief financial officer earned no compensation due to cash flow restrictions.

Summary Compensation Table

The following table provides summary information for the years ended December 31, 2012 and 2011 concerning cash and non-cash compensation paid or accrued to or on behalf of (i) the chief executive officer, (ii) the two most highly compensated executive officers other than the chief executive officer if compensated over $100,000 and (iii) additional individuals if compensated over $100,000.

Executives Summary Compensation Table

Name and

Year

Salary

Bonus

Stock

Option

Non-Equity

Change in

All Other

Total

Principal

($)

($)

Awards

Awards

Incentive Plan

Pension Value      Compensation

($)

Position

($)

($)

Compensation

and Nonqualified

($)

($)

Deferred

Compensation

($)

Eric

Dec. 31,

Montandon  (1)

2012

-

-

-

-

-

-

-

-

CEO,CFO and

Dec. 31

Director

2011

-

-

-

-

-

-

-

-

Thomas R.

Dec. 31,

Morgan  (2)

2012

4,000

-

-

-

-

-

-

4,000

former CEO

Dec. 31

and Director

2011

107,500

-

-

-

-

-

-      107,500

1.     On August 16, 2012, Mr. Montandon consented to act as the Chief Executive Officer, and on August 15, 2012 he consented to act as the Chief Financial Officer and Principal Accounting Officer, and on May 17, 2011 he consented to act as a director of the

Company. During the period he has received no compensation.

2.     On April 14, 2010, Mr. Morgan consented to act as the Chief Executive Officer, Chief Financial Officer, Principal Accounting

Officer and a director of the Company. During the period Mr. Morgan accrued compensation of $15,000 per month pursuant to a three-year employment agreement with Intelspec made effective August 5, 2008. On August 5, 2011, Mr. Morgan consented to act as the Chief Executive Officer for compensation of $500 per month pursuant to a one-year employment agreement with the

Company. On August 16, 2012, the Company accepted the resignation of Mr. Morgan as the Company's CEO and director.

The Company currently has no employment agreements.  The Company currently has no option or stock award plan. The Company has no long-term incentive plan. The Company has no plans that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement. The Company has no agreement that provides for payment to our executive officer at,

following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in our executive officer's responsibilities following a change in control.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s

471,774,657 shares of common stock issued and outstanding as of April 11, 2013 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group. Except as otherwise indicated,

each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Amount of

Percentage of

Name and Address of Beneficial Owner(1)

Class of Stock

Beneficial

Beneficial

Ownership

Ownership per

Class of Stock

Directors and Officers

Shawn Teigen

163 Williams Ave., Salt Lake City, UT  84111

Common

51,618

0.01%

Eric   Montandon(2)700   Lavaca   Street,   Suite   1400,   Austin

Texas 78701

Common

149,484,393

31.69%

All executive officers and directors as a group

Common

149,536,011

31.70%

Beneficial owners greater than 5%

WWA Group, Inc. (2)

700 Lavaca Street, Suite 1400, Austin, Texas 78701

Common

111,484,393

23.63%

Adderley Davis & Associates, Ltd.

Suite Z-12, PO Box 8497, Sharjah, UAE

Preferred

9,000,000

100.00%

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

2.     Mr. Eric Montandon, a Company director and chief executive officer, has voting and dispositive control over the shares of the Company held by WWA Group, Inc., by virtue of being the Chief Executive Officer of WWA

Group, Inc. Mr. Montandon holds 38,000,000 shares in his own name.

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

     On November 21, 2011, the Company authorized the issuance of 165,699,842 shares of common stock to WWA Group, Inc., - which our director, Eric Montandon, is CEO - valued at $2,477,544 or $0.014952 per share on conversion of a convertible promissory note issued to WWA Group on

May 17, 2011, as amended. WWA Group has subsequently  a portion of these shares per debt settlement agreements.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Pinaki & Associates LLC (“Pinaki”) for professional services rendered for the past two fiscal years:

Pinaki

Pinaki

Fee Category

Fiscal December 31,     Fiscal December 31,

2012 Fees ($)

2011 Fees ($)

Audit Fees

15,000

31,000

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

(a)

Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages

F-1 through F-14, and are included as part of this Form 10-K:

Financial Statements of the Company for the fiscal years ended December 31, 2012 and December

31, 2011:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b)

Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 34 of this Form 10-K, and are incorporated herein by this reference.

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

April 11, 2013

By: Eric Montandon

Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting

Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Eric Montandon

April 11, 2013

Eric Montandon

Chief Executive Officer, Chief Financial Officer, Principal Accounting

Officer and Director

/s/ Shawn Teigen

April 11, 2013

Shawn Teigen

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

34