Form 10-Q
period 2013-03-31
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2013-05-20
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended March 31, 2013.

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

Exchange Act): Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.001  par  value  (the only class of voting stock), at May 17, 2013, was 471,774,657.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of March 31, 2013 (Unaudited)  and December 31,

4

2011 (audited)

Unaudited  Consolidated Statements of Operations for the three month periods

5

ended March 31, 2013 and March 31, 2012

Unaudited  Consolidated Statements of Cash Flows for the three month periods

6

ended March 31, 2013 and March 31, 2012

Notes to Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

14

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

20

Item 4.

Controls and Procedures

20

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

21

Item 1A.

Risk Factors

21

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults Upon Senior Securities

25

Item 4.

Mine Safety Disclosures

25

Item 5.

Other Information

25

Item 6.

Exhibits

25

Signatures

26

Index to Exhibits

27

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

Infrastructure Developments Corp.

Consolidated Balance Sheets

March 31, 2013

December 31,

Assets

(Unaudited)

2012*

Current assets:

Cash

3,017

7,601

Other current assets

9,612

9,612

Total current assets

12,629

17,213

Investment in unconsolidated entity

19,301

19,301

Total Assets

31,930

36,514

Liabilities and Stockholders' Equity

Current liabilities:

Notes payable

18,000

283,426

Accrued expenses

59,344

62,328

Total current liabilities

77,344

345,754

Long-term debt

-

-

.

Total liabilities

77,344

345,754

Commitments and contingencies

-

-

Shareholders' Equity

Common stock:  Authorized: 500,000,000

common shares with $0.001; Issued  : 471,774,657

471,775

432,684

Preferred stock:  Authorized: 10,000,000

preferred shares with $0.001; Issued  : 9,000,000

9,000

-

Additional paid-in capital

8,705,141

8,488,704

Retained earnings

(9,231,330)

(9,230,628)

Total Stockholders' Equity

(45,414)

(309,240)

Total Liability and Stockholders' Equity (Deficit)

31,930

36,514

* The Balance Sheet as of December 31, 2012 has been derived from the audited financial statements of that date.

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp.

Consolidated Statements of Operations

Three Months

Three Months

Ended March 31,

Ended March 31,

2013 (Unaudited)

2012 (Unaudited)

Net Revenues:

Project Management

-

56,300

Total net revenues

-

56,300

Cost of Goods Sold

-

61,186

Gross profit (loss)

-

(4,886)

Operating expenses:

General, selling and administrative expenses

9,680

33,991

Salaries and wages

6,000

12,500

Depreciation and amortization expense

-

-

Total operating expenses

15,680

46,491

Loss from operations

(15,680)

(51,377)

Other income (expense):

Interest income (expense)

14,979

(4,372)

Other income (expense)

-

1,000

Total other income (expense)

14,979

(3,372)

Loss before income tax

(702)

(54,749)

Provision for income taxes

-

-

NET LOSS

(702)

(54,749)

Basic income (loss) per share

(0.00)

0.00

Fully diluted income (loss) per share

(0.00)

0.00

Basic weighted average number of shares outstanding

471,774,657

309,238,659

Fully diluted weighted average number of shares outstanding

471,774,657

309,238,659

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp.

Consolidated Statements of Cash Flow

Three months ended

Three months ended

March 31, 2013

March 31, 2012

(Unaudited)

(Unaudited)

Cash flows from operating activities:

Net income ( loss)

$

(702)

$

(54,749)

Adjustments to reconcile net income to net cash

provided by operating activities

Depreciation and amortization

-

-

Changes in operating Assets and Liabilities:

Decrease (increase) in:

Accounts receivable

-

-

Inventories

-

-

Prepaid expenses

-

8,333

Other current assets

-

(6,432)

Increase (decrease) in:

Notes Payable

(265,426)

(23,800)

Accounts payable

-

17,404

Accrued liabilities

(2,984)

7,373

Net cash provided by (used in)

operating activities

(269,112)

(51,871)

Cash flows from investing activities:

Proceeds from sale of Fixed Assets

-

-

Investments in Unconsolidated Entity

-

-

Net cash provided by (used in) investing activities

-

-

Cash flows from financing activities:

Common Stock Issued Against Services

-

-

Common stock issued Against Debt and Cash

264,528

27,500

Increase (Decrease) in long Term Debt

-

-

Net cash provided by (used in) financing activities

264,528

27,500

Net increase (decrease) in cash

(4,584)

(24,371)

Cash at beginning of period

7,601

42,690

Cash at end of period

$

3,017

$

18,319

The accompanying notes are an integral part of these consolidated financial statements

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

March 31, 2013

NOTE 1 - ORGANIZATION AND HISTORY

Infrastructure  Developments  Corp.  (the  “Company”),  formerly  1st  Home  Buy  and  Sell  Ltd.,  was

incorporated  under  the  laws  of  the  state  of  Nevada  on  August  10,  2006.   The  Company  changed

its name to “Infrastructure Developments Corp.” on March 1, 2010.

On  April  14,  2010,  the  Company  acquired  Interspec  International,  Inc.  (“Interspec”,  formerly

Intelspec  International,  Inc.),  a  Nevada  corporation,  engaged  in  engineering,  construction,  and project  management,  in  exchange  for  14,000,000  shares  of  the  Company’s  common  stock.  Since the  owners  of  Interspec  became  the  principal  shareholders  of  the  Company  as  the  result  of  the acquisition,  Interspec  is  considered  the  acquirer  for  accounting  purposes  and  the  transaction accounted for as a reverse acquisition or recapitalization of Interspec.

The  Company  is  a  global  engineering  and  project  management  business  that  provides  services through a network of branch offices and a distributor of Wing Houses mobile shelters.

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

March 31, 2013

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

31, 2013.

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

March 31, 2013

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.

Advertising

The Company expenses the cost of advertising as incurred. For the period ended March 31, 2013,

the Company had no advertising expenses.

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

March 31 2013, no amounts were written off from the Company’s long-lived assets.

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

March 31, 2013

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

March 31, 2013

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had no payable to related parties as of March 31, 2013.

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

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In  February  2013,  the  FASB  issued  authoritative  guidance  related  to  reclassifications  out  of accumulated  OCI.  Under  the  amendments  in  this  update,  an  entity  is  required  to  report,  in  one place,  information  about  reclassifications  out  of  accumulated  OCI  and  to  report  changes  in  its accumulated  OCI  balances.  For  significant  items  reclassified  out  of  accumulated  OCI  to  net income  in  their  entirety in  the  same  reporting  period,  reporting  is  required  about  the  effect  of  the reclassifications  on  the  respective  line  items  in  the  statement  where  net  income  is  presented.  For items  that  are  not  reclassified  to  net  income  in  their  entirety in  the  same  reporting  period,  a  cross reference  to  other  disclosures  currently required  under  U.S.  GAAP  is  required  in  the  notes  to  the consolidated  financial  statements.  We  plan  to  adopt  this  guidance  in  fiscal  year  2013  and  do  not

believe  that  the  adoption  of  this  guidance  will   have  a  material  impact  on  its  Consolidated

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

b.

Outstanding

▪     On  June  11,  2010,  the  Company  effected  a  6-to-1  forward  split  of  its  20,000,000  issued and  outstanding  common  shares,  resulting  in  120,000,000  common  shares  on  a  post  split basis.  Shares and per  share amounts have  been retroactively restated to reflect the 6-for-1 forward stock split.

▪     On  June  17,  2011,  the  Company issued  125,000  shares  of  common  stock  to  an  unrelated party for consulting services at $0.001 per share.

▪     On   August   11,   2011,   the  Company  issued   374,065   shares   of  common   stock  to  an

unrelated party against 8% Convertible Note.

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

March 31, 2013

NOTE 11 – STOCKHOLDERS' EQUITY (Continued)

b.

Outstanding (Continued)

▪     On   August   17,   2011,   the  Company  issued   397,727   shares   of  common  stock  to  an

unrelated party against 8% Convertible Note.

▪     On   August   22,   2011,   the  Company  issued   526,316   shares   of  common  stock  to  an

unrelated party against 8% Convertible Note.

▪     On   August   31,   2011,   the  Company  issued   821,918   shares   of  common  stock  to  an

unrelated party against 8% Convertible Note.

▪     On  September  06,  2011,  the  Company  issued  165,000  shares  of  common  stock  against

Cash Subscription.

▪     On  September  26,  2011,  the  Company issued  1,331,334  shares  of  common  stock  against

Cash Subscription.

▪     On  September  29,  2011,  the  Company  issued  665,000  shares  of  common  stock  against

Cash Subscription.

▪     On  October  11,  2011,  the  Company  issued  1,351,351  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

▪     On  October  13,  2011,  the  Company  issued  3,666,000  shares  of  common  stock  against

Debt Settlement.

▪     On October 19, 2011, the Company issued 831,000 shares of common stock against Cash

Subscription.

▪     On  November  02,  2011,  the  Company  issued  1,527,778  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

▪     On  November  10,  2011,  the  Company  issued  331,667  shares  of  common  stock  against

Cash Subscription.

▪     On  November  21,  2011,  the  Company  issued  165,699,842  shares  of  common  stock  to  a related party against 6% Convertible Promissory Note.

▪     On  December  08,  2011,  the  Company  issued  2,448,980  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

▪     As of December 31, 2011, the Company had 300,262,978 shares of common stock issued and outstanding

▪     On  February  2,  2012,  the  Company  issued  5,882,353  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

▪     On  March  15,  2012,  the  Company  issued  5,050,505  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

▪     On  March  20,  2012,  the  Company  issued  4,040,404  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

▪     On  March  26,  2012,  the  Company  issued  6,071,429  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

▪     On   April   11,   2012,   the  Company  issued   3,017,334   shares   of   common   stock   to   an

unrelated party for services.

▪     On   April   17,   2012,   the  Company  issued   7,142,857   shares   of   common   stock   to   an

unrelated party against 8% Convertible Note.

▪     On   April   30,   2012,   the  Company  issued   6,428,571   shares   of   common   stock   to   an

unrelated party against 8% Convertible Note.

▪     On May 2,  2012, the Company issued  3,250,000  shares  of  common  stock to  an unrelated party against 8% Convertible Note.

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

March 31, 2013

NOTE 11 – STOCKHOLDERS' EQUITY (Continued)

b.

Outstanding (Continued)

▪     On May 3,  2012, the Company issued  8,333,333  shares  of  common  stock to  an unrelated party against 8% Convertible Note.

▪     On  May  16,  2012,  the  Company  issued  11,111,111  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

▪     On  May  22,  2012,  the  Company  issued  11,764,706  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

▪     On  May  25,  2012,  the  Company  issued  16,129,032  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

▪     On   June   13,   2012,   the   Company  issued   5,714,286   shares   of   common   stock   to   an

unrelated party against 8% Convertible Note.

▪     On  November  26,  2012,  the  Company  issued  19,166,666  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

▪     On  December  31,  2012,  the  Company  issued  19,318,182  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

▪     On  January  11,  2013,  the  Company  issued  19,545,455  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

▪     On  January  15,  2013,  the  Company  issued  19,545,455  shares  of  common  stock  to  an unrelated party against 8% Convertible Note.

▪     On  February  4,  2013,  the  Company  issued  9,000,000  shares  of  Preferred  stock  to  an unrelated party against a Debt Settlement Agreement.

▪     As  of  March  31,  2013,  the  Company  had  471,774,657  shares  of  common  stock  and

9,000,000 preferred Stock issued and outstanding

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

NOTE 14 – SUBSEQUENT EVENTS

In  accordance  with  Accounting  Standards  Codification  (ASC)  topic  855-10  “Subsequent

Events”,   the   Company   has   evaluated   subsequent   events   through   the   date   which   the

financial   statements   were   available   to   be   issued.   The  Company  is   not   aware   of   any

subsequent   events   which   would   require   recognition   or   disclosure   in   the   financial

statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our quarterly period ended March 31, 2013. Our fiscal year end is December 31.

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

▪     Design/Build Construction of a Close Quarters Battle (CQB) Training Facility, Camp Erawan,

Thailand; the project consists of the construction for the U.S. Navy of a two-story shoot house for military training; awarded May, 2009, completed January 21, 2010.

▪     Construction of seven new barracks, wash facilities, food-preparation facilities and dining facilities, along with the repair of existing, and construction of additional roads, sidewalks, wells,

lighting and electrical distribution, for the U.S. Navy's GPOI Training Facilities, Kampong Spoe,

Cambodia; awarded August 2009, completed April 29, 2010.

▪     Blank Purchase Agreements for heavy equipment and adviser and troop transportation, in support of the 2010 U.S. Army  “Angkor Sentinel” exercise in Cambodia, part of the Global Peace

Operations Initiative, which aims to train, and where appropriate equip, 75,000 Peacekeepers worldwide; commenced August 2010, completed August 2011.

▪     Design/build contract for the U.S. Navy’s Lido Phase II Project in Indonesia consisting of designing and building a two storey barrack, dining facilities, a mess hall, a kitchen, roads,

parking areas, and site utilities; awarded September 29, 2010, we discontinued our involvement with this contract due to subcontractor issues at the end of 2011.

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

MKL Asia has granted a sub-distribution license to the Company and its affiliates to market and sell

Wing House in North America, the GCC, and most of Southeast Asia.

Wing Houses are suitable for a wide range of applications, including:

▪     living space

▪     office space

▪     on site showrooms

▪     restaurants

▪     worker accommodation

▪     forward operations bases

Standard configurations include:

▪     3 Bedrooms + 1 Living room + 1 Kitchen + 1 bath + 1 Laundry

▪     4 Bedrooms + 2 Kitchens + 2 baths

▪     4 Bedrooms + 4 baths

▪     6 Bedrooms + 6 baths

▪     8 Bedrooms + 4 baths

▪     1 Classroom + 1 bath + 1 Office

▪     1 large room

The Wing House is available in configurations specifically optimized for classroom use, wired with high-

speed Internet and with computer stations included.

The range of products also includes the newly developed “pop out” 20 and 40 foot rapid deployment units that slide out in minutes and are also pre-fit with all baths and fixtures.

For the three month period ended March 31, 2013:

(i)

On February 18, 2013, the Company paid the final amounts outstanding on its convertible notes.

(ii)

On February 27, 2013, DTC lifted a depository chill on the Company’s common stock.

(iii)

The Company authorized the issuance of 9,000,000 shares of Super Voting Preferred Stock for the settlement of nearly $256,000 in debt.

Net Losses

Net loss for the three month period ended March 31, 2013, was $702 as compared to $54,749 for the three month period ended March 31, 2012. The decrease in net loss over the comparable periods is due to decreases in operating expenses in the current period. The Company is confident that it will transition to net income in the next twelve months based on the anticipated development of its Wing House business.

Net Revenues

Net revenues for the three month period ended March 31, 2013, were zero as compared to $56,300 for the three month period ended March 31, 2012. The decrease in net revenues over the comparable periods can be attributed to management contract revenue in the prior period related to Lido Phase II. We expect net revenues over the next twelve months as a result of our development of our Wing House business.

Gross Loss

Gross loss for the three month period ended March 31, 2013 was zero as compared to $4,886 for the three month period ended March 31, 2012. The decrease in gross loss in the current period is due to the absence of revenue while costs in the previous period are associated with the completion of the Lido Phase II project which costs exceeded corresponding revenues. We expect to transition to gross income over the next twelve months in step with our expected realization of revenue from the sale of Wing Houses.

Operating Expenses

Operating expenses for the three month period ended March 31, 2013 decreased to $15,680 from $46,491 for the three month period ended March 31, 2012. Operating expenses include general, selling and administrative expenses, salaries and wages, and depreciation and amortization expense. Over the comparative periods general, selling and administrative expenses decreased to $9,680 from $33,991 and salaries and wages decreased to $6,000 from $12,500. We expect operating expenses to increase in the near term as we develop the marketing of Wing House products.

Other Income/Expenses

Other income for the three month period ended March 31, 2013 were $14,979 compared to other expenses of $3,372 for the three month period ended March 31, 2012. The transition to other income is due to a transition to interest income from interest expense.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and,

accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of March 31, 2013, we had a working capital deficit of $64,715. Our current assets were $12,629 consisting of cash of $3,017 and other current assets of $9,612. Our total assets were $31,930 consisting of current assets and investments of $19,301. Our current and total liabilities were $77,344 consisting of notes payable of $18,000 and accrued expenses of $59,344. Stockholders deficit was $45,414 as of March

31, 2013.

Cash flows used in operating activities for the three month period ended March 31, 2013 were $269,112 compared to $51,871 for the three month period ended March 31, 2012. Cash flow used in operating activities in the current period is primarily due to changes in operating assets and liabilities due to a decrease in notes payable. We expect to transition to cash flow provided by operations over the next twelve months once we transition from net losses to net income.

Cash flows used in investing activities for the three month period ended March 31, 2013 and 2012 were zero. We expect to use cash flow in investing activities over the next twelve months as we develop our

Wing House business.

Cash flows provided by financing activities for the three month period ended March 31, 2013 were

$264,528 as compared to $27,500 for the three month period ended March 31, 2012. Cash flows provided by financing activities in the current period are attributable to common stock issued against debt and cash.

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

▪     our financial performance;

▪     the sufficiency of existing capital resources;

▪     our ability to fund cash requirements for future operations;

▪     uncertainties related to the growth of our business and the acceptance of our services;

▪     our ability to achieve and maintain an adequate customer base to generate sufficient revenues to maintain and expand operations;

▪     the volatility of the stock market; and

▪     general economic conditions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

▪     expropriation and nationalization of our assets in that country;

▪     political and economic instability;

▪     civil unrest, acts of terrorism, force majeure, war, or other armed conflict;

▪     natural disasters, including those related to earthquakes and flooding;

▪     inflation;

▪     currency fluctuations, devaluations, and conversion restrictions;

▪     confiscatory taxation or other adverse tax policies;

▪     governmental activities that limit or disrupt markets, restrict payments, or limit the movement of funds;

▪     governmental activities that may result in the deprivation of contract rights; and

▪     governmental activities that may result in the inability to obtain or retain licenses required for operation.

Risks Relating to Our Common Stock

Our stock price is volatile.

The market price of our common stock is highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

▪     services offered by us or our competitors;

▪     additions or departures of key personnel;

▪     our ability to execute its business plan;

▪     operating results that fall below expectations;

▪     loss of any strategic relationship;

▪     industry developments;

▪     economic and other external factors; and

▪     period-to-period fluctuations in our financial results.

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

On February 4, 2013, the Company entered into a debt settlement agreement with Adderley Davis &

Associates for the settlement of $255,928.46 in amounts owed in exchange for 9,000,000 shares of Super

Voting Preferred Stock, issued pursuant to the exemptions from registration provided by Section 4(2) and

Regulation S of the Securities Act.

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

Regulation S.

The Company complied with the requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United States at the time of the offering, and ensuring that the offeree to who the common shares were offered was a non-U.S.

offeree with an address in a foreign country.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFTETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page

27 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infrastructure Developments Corp.

Date

/s/ Eric Montandon

May 20, 2013

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

10.10*

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

†

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections

27