Form 10-Q
period 2013-06-30
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2013-08-21
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended June 30, 2013.

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

Exchange Act): Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.001  par  value,  was

471,774,657,  and  the  number  of  shares  outstanding  of  the  issuer’s  preferred  stock,  $0.001  par  value,  was

9,000,000.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of June 30, 2013 (Unaudited)  and December 31,

4

2011 (audited)

Unaudited  Consolidated Statements of Operations for the three and six month

5

periods ended June 30, 2013 and June 30, 2012

Unaudited  Consolidated Statements of Cash Flows for the six month periods ended

6

June 30, 2013 and June 30, 2012

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

23

Signatures

24

Index to Exhibits

25

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

Infrastructure Developments Corp.

Consolidated Balance Sheets

June 30, 2013

(Unaudited)

December 31, 2012*

ASSETS

CURRENT ASSETS

Cash

$

4,111

$

7,601

Other current assets

9,612

9,612

Total current assets

13,723

17,213

Investment in unconsolidated entity

-

19,301

TOTAL ASSETS

$

13,723

$

36,514

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes Payable

$

20,720

$

283,426

Accrued expenses

68,369

62,328

Total current liabilities

89,089

345,754

Long-term debt

-

-

TOTAL LIABILITIES

89,089

345,754

STOCKHOLDERS' EQUITY

Common Stock

Authorized: 500,000,000 common shares with $0.001 par value

Issued: 471,774,657

471,775

432,684

Preferred stock:

Authorized: 10,000,000 Preferred shares with $0.001

Issued: 9,000,000

9,000

-

Additional paid-in capital

8,705,141

8,488,704

Retained earnings

(9,261,282)

(9,230,628)

Total Stockholders' Deficit

(75,366)

(309,240)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT

$

13,723

$

36,514

* The Balance Sheet as of December 31, 2012 has been derived from the audited financial statements of that date.

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp.

Consolidated Statements of Operations

Three Months

Three Months

Six Months

Six Months

Ended

Ended

Ended

Ended

June 30, 2013

June 30, 2012

June 30, 2013

June 30, 2012

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

Net revenues:

Project Management

-

-

-

56,300

Total net revenues

-

-

-

56,300

Cost of Goods Sold

-

-

-

61,186

Gross profit (Loss)

-

-

-

(4,886)

Operating expenses:

General, selling and administrative

4,651

24,150

14,331

58,141

Expenses

Salaries and wages

6,000

12,600

12,000

25,100

Total operating expenses

10,651

36,750

26,331

83,241

Loss from operations

(10,651)

(36,750)

(26,331)

(88,127)

Other income (expense):

Interest income/(expenses)

-

(12,523)

14,979

(16,895)

Loss on Investment

(19,301)

-

(19,301)

-

Other income (expense)

-

-

-

1,000

Total other income (expense)

(19,301)

(12,523)

(4,322)

(15,895)

Loss before income tax

(29,952)

(49,273)

(30,654)

(104,022)

Provision for income taxes

-

-

-

-

Net Loss

$

(29,952)

$

(49,273)

$

(30,654)

$    (104,022)

Basic income (loss) per share

$

(0.00)

$

(0.00)

$

(0.00)

$

(0.00)

Fully diluted income (loss) per share

$

(0.00)

$

(0.00)

$

(0.00)

$

(0.00)

Basic weighted average number of

shares outstanding

471,774,657

373,526,648

471,774,657

341,382,654

Fully diluted weighted average

number of shares outstanding

471,774,657

373,526,648

471,774,657

341,382,654

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp.

Consolidated Statements of Cash Flows

Six Months Ended

Six Months Ended

June 30, 2013

June 30, 2012

(Unaudited)

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income ( loss)

$

(30,654)

$

(104,022)

Adjustments to reconcile net income to net cash

provided by operating activities

Depreciation and amortization

-

-

(Gain)Loss on Investments

19,301

Changes in operating Assets and Liabilities:

Decrease (increase) in:

Accounts receivable

-

-

Inventories

-

-

Prepaid expenses

-

16,667

Other current assets

-

5,097

Increase (decrease) in:

Notes payable

(262,706)

(42,800)

Accounts payable

-

(27,856)

Accrued liabilities

6,041

2,465

Net Cash Used in Operating Activities

(268,018)

(150,449)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Unconsolidated Entity

-

(19,301.00)

Proceeds from sale of Fixed Assets

-

-

Net Cash Provided (Used) by Investing Activities

-

(19,301)

CASH FLOWS FROM FINANCING ACTIVITIES

Common Stock issued against services

-

-

Common stock issued Against Debt and Cash

264,528

137,260

Increase in long term debt

-

-

Net Cash Provided by Financing Activities

264,528

137,260

NET DECREASE IN CASH

(3,490)

(32,490)

CASH AT BEGINNING OF PERIOD

7,601

42,690

CASH AT END OF PERIOD

$

4,111

$

10,200

The accompanying notes are an integral part of these consolidated financial statement

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

June 30, 2013

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

June 30, 2013

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

The Company issued  no compensatory options to  its  employees  during the  period ended June  30,

2013.

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

June 30, 2013

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

h.

Advertising

The  Company  expenses  the  cost  of  advertising  as  incurred.  For  the  period  ended  June  30,  2013,

the Company had no advertising expenses.

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

June 30, 2013

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.

Impairment of Long-Lived Assets (Continued)

Assets  to  be  disposed  of  are  reported  at  the  lower  of  the  carrying  amount  or  fair  value,  less  the

estimated  costs  to  sell.   In  addition,  depreciation  of  the  asset  ceases.   During  the  period  ended

June 30, 2013, no amounts were written off from the Company’s long-lived assets.

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

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

June 30, 2013

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had no payable to related parties as of June 30, 2013.

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

June 30, 2013

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

June 30, 2013

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our quarterly period ended June 30, 2013. Our fiscal year end is December 31.

The Company's current operations consist of marketing efforts for prefabricated housing. The Company’s prefabricated housing business is focused around the marketing and sale of “Wing Houses” in North

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

For the six month period ended March 31, 2013:

(i)

On February 18, 2013, the Company paid the final amounts outstanding on its convertible notes.

(ii)

On February 27, 2013, DTC lifted a depository chill on the Company’s common stock.

(iii)

The Company authorized the issuance of 9,000,000 shares of Super Voting Preferred Stock for the settlement of nearly $256,000 in debt.

Net Losses

Net loss for the three month period ended June 30, 2013, was $29,952 as compared to $49,273 for the three month period ended June 30, 2013. Net loss for the six month period ended June 30, 2013, was

$30,654 as compared to $104,022 for the six month period ended June 30, 2013.  The decrease in net loss over the comparable periods is due to decreases in operating expenses in the current period. The

Company is confident that it will transition to net income in the next twelve months based on the anticipated development of its Wing House business.

Net Revenues

Net revenues for the three month periods ended June 30, 2013 and 2012 were $0. Net revenues for the six month period ended June 30, 2013, were $0 as compared to $56,300 for the six month period ended June

30, 2012.  The decrease in net revenues over the comparable periods can be attributed to the management contract revenue in the previous period related to our Lido Phase II design/build project in Indonesia for the U.S. Navy. We expect net revenues to increase over the next twelve months as a result of our development of our Wing House business.

Gross Loss

Gross loss for the three month periods ended June 30, 2013 and 2013 were $0. Gross loss for the six month period ended June 30, 2013 was $0 as compared to $4,886 for the six month period ended June 30,

2013. The decrease in gross loss in the current period is due the costs in the previous period associated with the Lido Phase II project which costs exceeded corresponding revenues. We expect to transition to gross income over the next twelve months in step with our expected realization of Wing House business.

Operating Expenses

Operating expenses for the three month period ended June 30, 2013 decreased to $10,651 from $36,750 for the three month period ended June 30, 2013. Operating expenses for the six month period ended June

30, 2013 decreased to $26,331 from $88,127 for the six month period ended June 30, 2013. Operating expenses are from general, selling and administrative expenses, salaries and wages, and depreciation and amortization expense. Over the three month periods general, selling and administrative expenses decreased to $4,651 from $24,150 and over the six month periods they decreased to $14,331 from

$58,141. Over the periods salaries and wages decreased to $6,000 from $12,600 and $12,000 from

$25,100, respectively. We expect operating expenses to increase in the near term as we develop operations.

Other Income/Expenses

Other income for the three month period ended June 30, 2013 were $19,301 compared to other expenses of $12,523 for the three month period ended June 30, 2013. Other income for the six month period ended

June 30, 2013 were $4,322 compared to other expenses of $15,895 for the six month period ended June

30, 2013.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and,

accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of June 30, 2013, we had a working capital deficit of $75,366. Our current and total assets were

$13,723 consisting of cash of $4,111 and other current assets of $9,612. Our current and total liabilities were $89,089 consisting of notes payable of $20,720 and accrued expenses of $68,369. Stockholders deficit was $75,366 as of June 30, 2013.

Cash flows used in operating activities for the six month period ended June 30, 2013 were $268,018 compared to $105,449 for the six month period ended June 30, 2012. Cash flow used in operating activities in the current period is primarily due to changes in operating assets and liabilities of a decrease in notes payable. We expect to transition to cash flow provided by operations over the next twelve months once we transition from net losses to net income.

Cash flows used in investing activities for the six month period ended June 30, 2013 were $0 compared to

$19,301 for the six month period ended June 30, 2012. We expect to use cash flow in investing activities over the next twelve months as we develop our Wing House business.

Cash flows provided by financing activities for the six month period ended June 30, 2013 were $264,528 as compared to $137,260 for the six month period ended June 30, 2012. Cash flows provided by financing activities in the current period are attributable to common stock issued against debt and cash.  We expect to realize cash flows provided by financing activities over the next twelve months.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. For the period ending June 30, 2013, we were unable to assert that our internal controls were effective. Accordingly, our shareholders could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

August 19, 2013

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

25