Form 10-Q
period 2013-09-30
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2013-11-19
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value, was 491,774,657, and the number of shares outstanding of the issuer’s preferred stock, $0.001 par value, was 9,000,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31,

2012 (audited)

Unaudited, Consolidated Statements of Operations for the three and nine month periods ended September 30, 2013 and September 30, 2012

Unaudited, Consolidated Statements of Cash Flows for the nine month periods ended

September 30, 2013 and September 30, 2012

6

Notes to Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

19

Item 4.

Controls and Procedures

19

PART II – OTHER INFORMATION

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

Infrastructure Developments Corp. Condensed Consolidated Balance Sheets
	As of	As of
	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash	$ 3,552	$ 7,601
Other current assets	9,612	9,612

Total current assets	13,164	17,213

Property and equipment, net	-	-
Investment in unconsolidated entity	-	19,301

	13,164	36,514

Liabilities and Stockholders' Equity

Current liabilities:
Notes Payable	22,185	283,426
Accounts payable	-	-
Accrued expenses	83,344	62,328

Total current liabilities	105,529	345,754

Long-term debt	-	-
.
Total liabilities	105,529	345,754

Commitments and contingencies	-	-

Shareholders' Equity
Common stock:
Authorized: 500,000,000 common shares with $0.001	491,775	432,684
Issued: 491,774,657

Preferred stock:
Authorized: 10,000,000 Preferred shares with $0.001	9,000	-
Issued: 9,000,000

Additional paid-in capital	8,705,141	8,488,704

Retained earnings	(9,298,281)	(9,230,628)

Equity Funds	(92,365)	(309,240)

	$ 13,164	$ 36,514

* The Balance Sheet as of December 31, 2012 has been derived from the audited financial statements of that date.

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp. Consolidated Statements of Operations
	For The Quarter Ending September 30,	For The Quarter Ending September 30,	For The Nine Months Ending September 30,	For The Nine Months Ending September 30,
	2013	2012	2013	2012
Revenues:
Project Management Contracts	$ -	$ -	$ -	$ 56,300

Total revenues	-	-	-	56,300

Direct costs - cost of Goods Sold	-	-	-	61,186

Gross profit	-	-	-	(4,886)
Operating expenses:
General, selling and administrative expenses	31,000	16,169	45,331	74,310
Salaries and wages	6,000	6,000	18,000	31,100

Total operating expenses	37,000	22,169	63,331	105,410

Income (Loss) from operations	(37,000)	(22,169)	(63,331)	(110,296)
Other income (expense):
Interest Income/(Expense)	-	(400)	14,979	(17,295)
Loss on Investment	-	-	(19,301)	-
Other income (expense)	-	-	-	1,000

Total other income (expense)	-	(400)	(4,322)	(16,295)

(Loss) Income before Income Taxes	(37,000)	(22,569)	(67,653)	(126,591)

Provision for income taxes	-	-

NET INCOME/(LOSS)	$ (37,000)	$ (22,569)	$ (67,653)	$ (126,591)

Basic Income (Loss) Per share	(0.00)	0.00	(0.00)	(0.00)

Fully Diluted Income (Loss)Per share	(0.00)	0.00	(0.00)	(0.00)

Basic Weighted Avg. No. of Shares Outstanding	472,441,324	395,198,899	471,996,879	358,988,069

Fully Diluted Weighted Avg. No. of Shares Outstanding	472,441,324	395,198,899	471,996,879	358,988,069

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp. Consolidated Statements of Cash Flows
	For The Nine Months Ending September 30,	For The Nine Months Ending September 30,
	2013	2012

Cash flows from operating activities:
Net income ( loss)	$ (67,653)	$ (126,591)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	-	-
(Gain)Loss on Investments	19,301	-
Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	-	-
Prepaid expenses	-	25,000
Other current assets	-	5,097
Other assets	-	-
Increase (decrease) in:
Notes Payable	(261,241)	(34,800)
Accounts payable	-	(27,856)
Accrued liabilities	21,016	6,611

Net cash provided by (used in) operating activities	(288,577)	(152,539)

Cash flows from investing activities:
(Increase) Decrease in note receivable	-	-
Investments in Unconsolidated Entity	-	(19,301)

Net cash provided by (used in) investing activities	-	(19,301)

Cash flows from financing activities:
Common Stock Issued Against Services	20,000	-
Common stock issued Against Debt and Cash	264,528	137,260
Increase (Decrease) in long Term Debt	-	-

Net cash provided by (used in) financing activities	284,528	137,260

Net increase (decrease) in cash and cash equivalents	(4,049)	(34,580)

Cash and cash equivalents at beginning of year	7,601	42,690

Cash and cash equivalents at end of year	$ 3,552	$ 8,109

The accompanying notes are an integral part of these consolidated financial statement

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

September 30, 2013

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

September 30, 2013

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

The Company issued no compensatory options to its employees during the period ended September 30, 2013.

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

September 30, 2013

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

h.         Advertising

The Company expenses the cost of advertising as incurred. For the period ended September 30, 2013, the Company had no advertising expenses.

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

September 30, 2013

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.

Impairment of Long-Lived Assets (Continued)

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  In addition, depreciation of the asset ceases.  During the period ended September 30, 2013, no amounts were written off from the Company’s long-lived assets.

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

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

September 30, 2013

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had no payable to related parties as of September 30, 2013.

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

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

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

•

On September 26, 2011, the Company issued 1,331,334 shares of common stock against Cash Subscription.

•

On September 29, 2011, the Company issued 665,000 shares of common stock against Cash Subscription.

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

September 30, 2013

NOTE 11 – STOCKHOLDERS' EQUITY (Continued)

b.

Outstanding (Continued)

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

September 30, 2013

NOTE 11 – STOCKHOLDERS' EQUITY (Continued)

b.

Outstanding (Continued)

•

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

•

On September 10, 2013, the Company issued 20,000,000 shares of common stock to a former officer and director of the Company for services rendered.

•

As of September 30, 2013, the Company had 491,774,657 shares of common stock and 9,000,000 preferred Stock issued and outstanding

NOTE 12 –CHANGE IN FISCAL YEAR END

On February 6, 2012, the Company changed its fiscal year end from September 30 to December 31. The change became effective at the end of the quarter ended December 31, 2011.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our quarterly period ended September 30, 2013. Our fiscal year end is December 31.

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

forward operations bases

Standard configurations include:

•

3 Bedrooms + 1 Living room + 1 Kitchen + 1 bath + 1 Laundry

•

4 Bedrooms + 2 Kitchens + 2 baths

•

4 Bedrooms + 4 baths

•

6 Bedrooms + 6 baths

•

8 Bedrooms + 4 baths

•

1 Classroom + 1 bath + 1 Office

•

1 large room

The Wing House is available in configurations specifically optimized for classroom use, wired with high-speed Internet and with computer stations included.

The range of products also includes the newly developed “pop out” 20 and 40 foot rapid deployment units that slide out in minutes and are also pre-fit with all baths and fixtures.

For the nine month period ended September 30, 2013:

(i)

On February 18, 2013, the Company paid the final amounts outstanding on its convertible notes.

(ii)

On February 27, 2013, DTC lifted a depository chill on the Company’s common stock.

(iii)

The Company authorized the issuance of 9,000,000 shares of Super Voting Preferred Stock for the settlement of nearly $256,000 in debt.

(iv)

On September 18 and 19, 2013, the Company (through its subsidiary) introduced its Wing House to the US market at the South Texas Oil and Gas Expo in Corpus Christi, Texas.

For the period subsequent to September 30, 2013:

(i)

On October 20, 2013, the Company (through its subsidiary) was engaged by Sindalan Realty, Inc., to manage all planning and construction of a 130 home upscale residential subdivision near the Clark Special Economic Zone, Pampanga, Philippines.

Net Losses

Net loss for the three month period ended September 30, 2013, was $37,000 as compared to $22,169 for the three month period ended September 30, 2013. Net loss for the nine month period ended September 30, 2013, was $67,653 as compared to $126,591 for the nine month period ended September 30, 2013.  The increase in net loss over the comparable three month periods is due to $20,000 in common stock issued for services in the current period. The decrease in net loss over the comparable nine month periods is due to decreases in operating expenses in the current period. The Company is confident that it will transition to net income in the next twelve months based on the anticipated development of its Wing House business and its operations in the Philippines.

Net Revenues

Net revenues for the three month periods ended September 30, 2013 and 2012 were $0. Net revenues for the nine month period ended September 30, 2013, were $0 as compared to $56,300 for the nine month period ended September 30, 2012.  The decrease in net revenues over the comparable periods can be attributed to the management contract revenue in the previous period related to our Lido Phase II design/build project in Indonesia for the U.S. Navy. We expect net revenues to increase over the next twelve months as a result of our development of our Wing House business and its operations in the Philippines.

Gross Loss

Gross loss for the three month periods ended September 30, 2013 and 2013 were $0. Gross loss for the nine month period ended September 30, 2013 was $0 as compared to $4,886 for the nine month period ended September 30, 2013. The decrease in gross loss in the current period is due the costs in the previous period associated with the Lido Phase II project which costs exceeded corresponding revenues. We expect to transition to gross income over the next twelve months in step with our expected realization of Wing House business and its operations in the Philippines.

Operating Expenses

Operating expenses for the three month period ended September 30, 2013 increase to $37,000 from $22,169 for the three month period ended September 30, 2013. Operating expenses for the nine month period ended September 30, 2013 decreased to $63,331 from $110,296 for the nine month period ended September 30, 2013. Operating expenses are from general, selling and administrative expenses, salaries and wages, and depreciation and amortization expense. Over the three month periods general, selling and administrative expenses increased to $31,000 from $16,169 and over the nine month periods they decreased to $45,331 from $74,310. In the current three and nine month periods $20,000 in common stock was issued for services. Over the three month periods salaries and wages were $6,000 and over the nine month periods they decreased to $18,000 from $31,100, respectively. We expect operating expenses to increase in the near term as we develop operations.

Other Income/Expenses

Other expenses for the three month period ended September 30, 2013 were $0 compared to $400 for the three month period ended September 30, 2013. Other income for the nine month period ended September 30, 2013 were $14,979 compared to other expenses of $17,295 for the nine month period ended September 30, 2013.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of September 30, 2013, we had a working capital deficit of $92,365. Our current and total assets were $13,164 consisting of cash of $3,552 and other current assets of $9,612. Our current and total liabilities were $105,529 consisting of notes payable of $22,185 and accrued expenses of $83,344. Stockholders deficit was $92,365 as of September 30, 2013.

Cash flows used in operating activities for the nine month period ended September 30, 2013 were $288,577 compared to $152,539 for the nine month period ended September 30, 2012. Cash flow used in operating activities in the current period is primarily due to changes in operating assets and liabilities of a decrease in notes payable. We expect to transition to cash flow provided by operations over the next twelve months once we transition from net losses to net income.

Cash flows used in investing activities for the nine month period ended September 30, 2013 were $0 compared to $19,301 for the nine month period ended September 30, 2012. We expect to use cash flow in investing activities over the next twelve months as we develop our Wing House business its operations in the Philippines.

Cash flows provided by financing activities for the nine month period ended September 30, 2013 were $284,528 as compared to $137,260 for the nine month period ended September 30, 2012. Cash flows provided by financing activities in the current period are attributable to common stock issued against debt and cash.  We expect to realize cash flows provided by financing activities over the next twelve months.

Our current assets are insufficient to meet the Company’s business objectives over the next twelve months. We need a minimum of $100,000 in debt or equity financing to maintain operations and to fulfill our business plan. Although, we have no commitments or arrangements for this level of financing, our shareholders remain the most likely source of loans or equity placements to ensure our continued operation though such support can in no way be assured. Our inability to obtain additional financing will have a material adverse effect on our business operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. For the period ending September 30, 2013, we were unable to assert that our internal controls were effective. Accordingly, our shareholders could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 10, 2013, the Company issued 20,000,000 shares of common stock to a former officer and director of the Company, Shawn Teigen, for services rendered, pursuant to the exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the offer was an isolated private transaction by the Company which did not involve a public offering; (2) the offeree has access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

The Company complied with the requirements of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the shares; (ii) offering only to an accredited offeree; (iii) having not violated antifraud prohibitions with the information provided to the offeree; (iv) being available to answer questions by the offeree; and (v) providing restricted shares to the offeree.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFTETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

Effective September 9, 2013, the Company's board of directors accepted the resignation of Shawn Teigen as secretary and director of the Company. Mr. Teigen remains an officer and director of the Company's subsidiary, Interspec International, Inc.

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

November 19, 2013

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