Form 10-K
period 2013-12-31
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2014-04-15
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of the registrant’s common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (345,290,264 shares) was $621,522 based on the average of the bid and ask price ($0.0018) for the common stock on April 7, 2014.

At April 14, 2014, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 493,774,657, and the number of shares outstanding of the registrants preferred stock, $0.001 par value, was 9,000,000.

TABLE OF CONTENTS

PART I

Item1.

Business

3

Item 1A.

Risk Factors

11

Item 1B.

Unresolved Staff Comments

14

Item 2.

Properties

15

Item 3.

Legal Proceedings

15

Item 4.

Mine Safety Disclosures

15

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer           Purchases of Equity Securities  16

Item 6.

Selected Financial Data

19

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

19

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

23

Item 8.

Financial Statements and Supplementary Data

23

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

24

Item 9A.

Controls and Procedures

24

Item 9B.

Other Information

25

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance

26

Item 11.

Executive Compensation

29

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related          Stockholder Matters  30

Item 13.

Certain Relationships and Related Transactions, and Director Independence

31

Item 14.

Principal Accountant Fees and Services

31

PART IV

Item 15.

Exhibits and Financial Statement Schedules

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

The Company

The Company's current operations consist of marketing efforts for prefabricated housing. The Company’s prefabricated housing business is focused around the marketing and sale of “Wing Houses” in North America, the Middle East and parts of South-East Asia as a distributor pursuant to an agreement with the Renhe Group. The Wing House is a solution for any application requiring low-cost, rapidly-mobile structures. The Company also offers project management services for various types of construction projects in Southaast Asia.

Products

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

•

Leasing activity – 45%

•

Sales – 30%

•

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

The Company intends to target the North American oil & gas. The Company has invited hundreds of parties that are active in the prefabricated mobile shelter industry in North America to cooperate in marketing and placing this unique product, and the response has to date been positive.

The Company’s initial focus on the oil and gas industry is an obvious choice.  Growth in the North American market for modular, transportable, prefabricated structures is dominated by the energy and mining industries.  Soaring commodity prices and the boom in shale-based and other unconventional energy industries has driven rapid employment growth in many of these industries.  IHS Global Insight reports that the unconventional oil and gas industry in the United States created 1.7 million jobs in 2012, according to a report by IHS Global Insight. By 2015, that number is expected to grow to 2.5 million and nearly reach 3.5 million by 2035.  Many of these jobs will involve field work in areas with little available worker housing and few existing structures.

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

A Freedonia Group's industry market research report from late 2011 indicated that inside the multi-billion dollar U.S. nonresidential prefabricated building system industry, modular building systems provide the best growth opportunities, and commercial applications are expected to post the fastest gains of any major market. The Company's own research on market demand – combined with new features and refinements of the product to meet more stringent buyer standards – influenced it to initiate this rollout in 2013. Silver Fern Enterprises – based in Texas – handles the Company's Wing House marketing in the U.S. The Company's Wing House marketing in the Gulf Cooperation Council region is through Al Battal Trading; we own one unit in Saudi Arabia to support the marketing effort there. The Company's Wing House marketing in Southeast Asia is through Allied Building Co.; we own two units in Thailand to support the marketing effort there.

Competition

The Wing House mobile shelter faces no direct competition as a prefabricated expandable container-based mobile shelter system though a variety of site-built shelter options provide indirect competition.  Typical portable cabins used as temporary offices in some regions are much cheaper than the Wing Houses, but they (i) have a life span of much less than half that of a Wing House, (ii) cannot be moved and re-used without virtually rebuilding the units, (iii) can only be trucked as 35 square meters of cabin space per truck (as opposed to Wing House 80 square meter per truck folded in), and (iv) have inferior wiring, lighting, bath fixtures, and insulation.  The Wing Houses are competitively priced in certain markets, and for certain users that are looking for more modern and efficient workforce accommodation as opposed to the more utilitarian pre-fabricated structures used in the past.

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

The Company will also compete with companies focused on the leasing of modular workforce housing and the management of workforce housing facilities.  Companies engaged in this business include Black Diamond Group Limited, Target Logistics, Atco Structures and Logistics, Rapid Camp Ltd, Guerdon Modular Buildings, Williams Scotsman, Stock Modular, Wilmot Modular Structures, and many others.  While some of these companies do produce their own modular housing units, their primary business lies in leasing, installation, and management of workforce camps. The rapid growth of this sector is demonstrated by the recent results of the Black Diamond Group, a publicly traded industry leader with operations focused on Western Canada, which as more than tripled it income since 2009.

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

•

Direct sales to exploration companies needing small, rapidly portable facilities below the size threshold that would justify subcontracting a camp to a turnkey solution provider.

•

Sales to turnkey workforce camp solution providers.

•

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

The Company’s Prefabricated Housing division will focus primarily on the GCC and Southeast Asia.

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

Employees

We have no employees other than our officer/director who devotes a portion of his time to the operations of the Company. We also have part-time consultants and sales agents in the Middle East, Southeast Asia, and Texas. We believe we have a good working relationship with our agents and consultants, which are not represented by a collective bargaining organization. We also use third party consultants to assist in the completion of various projects; third parties are instrumental to keep the development of projects on time and on budget. Our management expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

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

Risk Factors Relating To Our Business

The Company’s ability to continue as a going concern is in question

Our auditors included an explanatory statement in their report on our consolidated financial statements for the years ended December 31, 2013 and 2012, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include a working capital deficit, negative cash flows, and accumulated losses.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

During the year ended December 31, 2013, our principals and key consultants operated out of their individual office spaces for which we paid no rent. Our principal executive office is located at 299 S. Main Street, 13th Floor, Salt Lake City, Utah  84111. The office is located in a shared office space with a yearly rental of $588 payable on a month to month basis; we pay additional amounts to lease out additional space, as needed. Our telephone number is (801) 488-2006 and our fax number is (801) 747-6836.

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

High and Low Bid Prices Since Quotation on the OTCBB
Year	Quarter Ended	High	Low
2013	December 31	$0.003	$0.001
	September 30	$0.003	$0.001
	June 30	$0.006	$0.001
	March 31	$0.007	$0.001
2012	December 31	$0.002	$0.001
	September 30	$0.003	$0.001
	June 30	$0.008	$0.001
	March 31	$0.006	$0.003

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2013, the Company had 238 shareholders of record holding a total of 491,774,657 shares of fully paid and non-assessable common stock of the 500,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders since shares of our outstanding common stock are held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of December 31, 2013, the Company had 9,000,000 shares of preferred stock issued of the 10,000,000 shares of preferred stock, par value $0.001 per share, authorized.

Warrants

As of December 31, 2013, the Company had no warrants to purchase shares of stock.

Stock Options

As of December 31, 2013, the Company had no stock options to purchase shares of stock.

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

Securities Authorized For Issuance under Equity Compensation Plans

None.

Convertible Securities

As of December 31, 2013, the Company had no convertible securities outstanding.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On May 11, 2012 the Company issued a promissory note in the amount of $20,000 to Asher Enterprises, Inc. ("Asher"), an unrelated party, at an interest rate of 8%, with a nine month term, and an option to convert the outstanding balance of principal and interest into shares of our common stock at a 40% discount off the market price at the time of conversion pursuant to the exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act. We have issued shares of our common stock upon receiving conversion notices by Asher as follows:

Note Amounts	Due	Payment Amount	Conversion Price	Conversion Shares	Conversion Dates	Remaining Balance
$20,000	February 11, 2013
		$5,750	0.0003	19,166,666	Nov. 26, 2012
		$4,250	0.00022	19,318,182	Dec. 31, 2012
		$4,300	0.00022	19,545,455	Jan. 11, 2013
		$4,300	0.00022	19,545,455	Jan. 15, 2013
		$1,400	*	*	*
						$0

*

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

On September 10, 2013, the Company issued 20,000,000 shares of common stock to a former officer and director of the Company for services rendered, pursuant to the exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

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

For the twelve month period ended December 31, 2013:

(i)

On February 4, 2013, the Company authorized the issuance of 9,000,000 of its 10,000,000 available shares of Super Voting Preferred Stock for the settlement of nearly $256,000 in debt. The holders of Super Voting Preferred Stock are entitled to fifty votes for each share of Super Voting Preferred Stock held at each meeting of stockholders of the Company.

(ii)

On February 18, 2013, the Company paid the final amounts outstanding on its convertible notes.

(iii)

On February 27, 2013, DTC lifted a depository chill on the Company’s common stock.

(iv)

On September 18 and 19, 2013, the Company (through its subsidiary) introduced its Wing House to the US market at the South Texas Oil and Gas Expo in Corpus Christi, Texas.

(v)

On October 20, 2013, the Company (through its subsidiary) was engaged by Sindalan Realty, Inc. ("Sindalan") to manage all planning and construction of a 130 home upscale residential subdivision near the Clark Special Economic Zone, Pampanga, Philippines. Sindalan is waiting for institutional funding and will not start the project until all funding is in place.

For the period subsequent to December 31, 2013, the Company agreed to acquire the assets, business, and operations of Orbis Real Estate ("Orbis"), a real estate brokerage firm based in Dubai, United Arab Emirates. The transaction involves issuance of approximately 160,000,000 of the Company's common shares, plus a nominal amount of working capital financing, in return for full control of Orbis’ business.  This transaction will not be treated as a merger or share exchange, as Orbis is not a stock company.

Net Losses

Net loss for the twelve month period ended December 31, 2013, was $87,410 as compared to $150,144 for the twelve month period ended December 31, 2012. The decrease in net loss over the comparable periods is due to decreases in operating expenses in the current period. The Company is confident that it will transition to net income in the next twelve months based on the anticipated development of its Wing House business and its prospective operations in the Philippines and Dubai.

Net Revenues

Net revenues for the twelve month period ended December 31, 2013, were $0 as compared to $56,300 for the twelve month period ended December 31, 2012.  The decrease in net revenues over the comparable periods can be attributed to the management contract revenue in the previous period related to our Lido Phase II design/build project in Indonesia for the U.S. Navy. We expect net revenues to increase over the next twelve months as a result of our development of our Wing House business and its prospective operations in the Philippines and Dubai..

Gross Loss

Gross loss for the twelve month period ended December 31, 2013 was $0 as compared to $4,886 for the twelve month period ended December 31, 2012. The decrease in gross loss in the current period is due the costs in the previous period associated with the Lido Phase II project which costs exceeded corresponding revenues. We expect to transition to gross income over the next twelve months in step with our expected realization of Wing House business and its prospective operations in the Philippines and Dubai.

Operating Expenses

Operating expenses for the twelve month period ended December 31, 2013 decreased to $83,088 from $128,563 for the twelve month period ended December 31, 2012. Operating expenses are from general, selling and administrative expenses, salaries and wages, and depreciation and amortization expense. Over the twelve month periods general, selling and administrative expenses decreased to $49,476 from $91,463. Over the twelve month periods salaries and wages decreased to $24,000 from 37,100. We expect operating expenses to increase in the near term as we develop operations. Bad debt in the current period as $9,612 from Cleanfield Energy.

Other Income/Expenses

Other expense for the twelve month period ended December 31, 2013 was $4,322 compared to $16,695 for the twelve month period ended December 31, 2012.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of December 31, 2013, we had a working capital deficit of $112,123. Our current and total assets were $2,946 in cash. Our current and total liabilities were $115,069 consisting of notes payable of $22,185 and accrued expenses of $92,884. Stockholders deficit was $112,123 as of December 31, 2013.

Cash flows used in operating activities for the twelve month period ended December 31, 2013 were $289,181 compared to $162,048 for the twelve month period ended December 31, 2012. Cash flow used in operating activities in the current period is primarily due to changes in operating assets and liabilities of a decrease in notes payable. We expect to transition to cash flow provided by operations over the next twelve months once we transition from net losses to net income.

Cash flows used in investing activities for the twelve month period ended December 31, 2013 were $0 compared to $19,301 for the twelve month period ended December 31, 2012. We expect to use cash flow in investing activities over the next twelve months as we develop our Wing House business its operations in Dubai.

Cash flows provided by financing activities for the twelve month period ended December 31, 2013 were $284,528 as compared to $147,260 for the twelve month period ended December 31, 2012. Cash flows provided by financing activities in the current period are attributable to common stock issued against debt and cash.  We expect to realize cash flows provided by financing activities over the next twelve months.

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

Going Concern

Our auditors included an explanatory statement in their report on the Company’s consolidated financial statements for the years ended December 31, 2013 and 2012, expressing an opinion as to our ability to continue as a going concern as a result of a working capital deficit, negative cash flows, and accumulated net losses. Our ability to continue as a going concern is subject to the ability of the Company to transition to net income in 2014 and obtaining additional funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) increasing our gross profit; (ii) financing from private placement sources; and (iii) converting outstanding debt to equity. Although the Company believes that it will be able to remain a going concern, through the methods discussed above, there can be no assurances that such methods will prove successful.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the fiscal years ended December 31, 2013 and 2012 are attached hereto as F-1 through F-12.

INFRASTRUCTURE DEVELOPMENTS CORP.

Twelve Months Ended December 31, 2013 and December 31, 2012

INDEX

Page

Report of Independent Registered Public Accounting Firm F-2

Consolidated Balance Sheets F-3

Consolidated Statements of Operations

F-4

Consolidated Statement of Stockholders’ Equity (Deficit)

F-5

Consolidated Statements of Cash Flows

F-6

Notes to Consolidated Financial Statements F-7

Pinaki & Associates LLC

Certified Public Accountants

625 Barksdale Rd., Ste# 113

Newark, DE  19711

   Phone: 408-896-4405 | pmohapatra@pinakiassociates.com

To The Board of Directors

Infrastructure Developments Corp.

299 S. Main Street, 13th Floor

Salt Lake City

Utah 84111

We have audited the accompanying consolidated balance sheets of Infrastructure Developments Corp. and subsidiaries as of December 31, 2013, December 31, 2012 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infrastructure Developments Corp. and subsidiaries as of December 31, 2013, and December 31, 2012, and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

s/d

Pinaki & Associates LLC.

Newark, DE

April 11, 2014

Infrastructure Developments Corp. Consolidated Balance Sheet
ASSETS	As of December 31, 2013	As of December 31, 2012

CURRENT ASSETS

Cash	$ 2,946	$ 7,601
Receivables, net	-	-
Inventories	-	-
Prepaid expenses	-	-
Other current assets	-	9,612.00
Total current assets	2,946	17,213

Investment in unconsolidated entity	-	19,301

TOTAL ASSETS	$ 2,946	$ 36,514

LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIT

CURRENT LIABILITIES
Notes Payable	$ 22,185	$ 283,426
Accounts payable	-	-
Accrued expenses	92,884	62,328
Total current liabilities	115,069	345,754

Long-term debt	-	-

TOTAL LIABILITIES	115,069	345,754

STOCKHOLDERS' EQUITY

Common Stock
Authorized: 500,000,000 common shares with $0.001 par value
Issued: 491,774,657	491,775	432,684
Preferred stock:
Authorized: 10,000,000 Preferred shares with $0.001
Issued: 9,000,000	9,000	-

Additional paid-in capital	8,705,141	8,488,704

Retained earnings	(9,318,039)	(9,230,628)

Total Stockholders' Deficit	(112,123)	(309,240)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,946	$ 36,514

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp. Consolidated Statements of Operations
	Year Ended	Year Ended
	December 31, 2013	December 31, 2012

Net revenues:
Contract Income	$ -	$ -
Revenue from equipment rental	-	-
Project Management	-	56,300
Total net revenues	0	56,300

Cost of Goods Sold	0	61,186

Gross profit (Loss)	0	(4,886)
Operating expenses:
General, selling and administrative expenses	49,476	91,463
Salaries and wages	24,000	37,100
Bad Debt	9,612	-

Total operating expenses	83,088	128,563

Income (loss) from operations	(83,088)	(133,448)
Other income (expense):
Interest income/(expenses)	-	(17,695)
Loss in inventory write down	-	-
Loss in sale of fixed assets	-	-
Loss on investment	(19,301)	-
Other income (expense)	14,979	1,000

Total other income (expense)	(4,322)	(16,695)

Income (loss) before income tax	(87,410)	(150,144)

Provision for income taxes	-	-

Net Income (Loss)	$ (87,410)	$ (150,144)

Basic income (loss) per share	$ (0.00)	$ (0.00)

Fully diluted income (loss) per share	$ (0.00)	$ (0.00)

Basic weighted average number of shares outstanding	478,441,324	367,790,776

Fully diluted weighted average number of shares outstanding	478,441,324	367,790,776

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp. Consolidated Statements of Stockholders' Equity
					Additional
	Common Stock		Preferred Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2011	300,262,978	$ 300,262.98			$ 8,473,864.25	$ (9,080,484.00)	$ (306,356.77)

Common Stock Issued @$0.001/ Share Ag. Outstanding Debt	5,882,353	5,882.35			4,117.65		10,000
Common Stock Issued @$0.001/ Share Ag. Outstanding Debt	5,050,505	5,050.51			-50.51		5,000
Common Stock Issued @$0.001/ Share Ag. Outstanding Debt	4,040,404	4,040.40			-40.40		4,000
Common Stock Issued @$0.001/ Share Ag. Outstanding Debt	6,071,429	6,071.43			2,428.57		8,500
Net Loss During the Qtr						(54,749)	(54,749)

Balance, March 31 2012	321,307,669	321,308			8,480,320	(9,135,233)	(333,606)

Common Stock Issued @$0.001 Per share Debt (Morningstar)	3,017,334	3,017.33			42,242.67		45,260
Common Stock Issued @$0.001 Per share Ag. Notes (Asher)	7,142,857	7,142.86			2,857.14		10,000
Common Stock Issued @$0.001 Per share Ag. Notes (Asher)	6,428,571	6,428.57			2,571.43		9,000
Common Stock Issued @$0.001 Per share Ag. Notes (Asher)	3,250,000	3,250.00			650.00		3,900
Common Stock Issued @$0.001 Per share Ag. Notes (Asher)	8,333,333	8,333.33			1,666.67		10,000
Common Stock Issued @$0.001 Per share Ag. Notes (Asher)	11,111,111	11,111.11			-1,111.11		10,000
Common Stock Issued @$0.001 Per share Ag. Notes (Asher)	11,764,706	11,764.71			-3,764.71		8,000
Common Stock Issued @$0.001 Per share Ag. Notes (Asher)	16,129,032	16,129.03			-6,129.03		10,000
Common Stock Issued @$0.001 Per share Ag. Notes (Asher)	5,714,286	5,714.29			-2,114.29		3,600
Net Loss During the Qtr						(49,273)	(49,273)

Balance, June 30 2012	394,198,899	394,199			8,517,188	(9,184,506)	(273,119)

Net Loss During the Qtr						(22,569.31)	(22,569.31)

Balance, September 30 2012	394,198,899	394,199			8,517,188	(9,207,075)	(295,688)

Common Stock Issued @$0.001 Per share Ag. Notes (Asher)	19,166,666	19,166.67			(13,417)		5,750
Common Stock Issued @$0.001 Per share Ag. Notes (Asher)	19,318,182	19,318.18			(15,068)		4,250
Net Loss During the Qtr						(23,552.54)	(23,553)

Balance, December 30 2012	432,683,747	432,684			8,488,703	(9,230,628)	(309,240)

Common Stock Issued @$0.001 Per share Ag.Notes (Asher)	19,545,455	19,545			(15,245)		4,300
Common Stock Issued @$0.001 Per share Ag. Notes (Asher)	19,545,455	19,545			(15,245)		4,300
Preferred Stock Issued @$0.001 Per share Ag. Notes (ADA)			9,000,000	9,000	246,928		255,928
Common Stock Issued Against Services @ 0.001 Per Share	20,000,000	20,000					20,000
Net Loss During the year						(87,411.00)	(87,411)

Balance, December 31 2013	491,774,657	$ 500,775	9,000,000	$ 9,000	$ 8,705,141	$ (9,318,039)	$ (112,123)

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp. Consolidated Statements of Cash Flows
	Year Ended	Year Ended
	December 31, 2013	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net income ( loss)	$ (87,410)	$ (150,144)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	-	-
(Gain)Loss on disposition of assets	19,301	-

Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	-	-
Inventories	-	-
Prepaid expenses	-	32,406
Other current assets	9,612	5,097
Increase (decrease) in:
Notes payable	(261,241)	(44,800)
Accounts payable	-	(27,856)
Accrued liabilities	30,556	22,249

Net Cash Provided (Used) in Operating Activities	(289,181)	(163,048)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Unconsolidated Entity	-	(19,301)
Proceeds from sale of Fixed Assets	-	-

Net Cash Provided (Used) by Investing Activities	0	(19,301)

CASH FLOWS FROM FINANCING ACTIVITIES

Common Stock issued against services	20,000	-
Common stock issued Against Debt and Cash	264,528	147,260
Increase in Long term debt	-	-

Net Cash Provided by Financing Activities	284,528	147,260

NET INCREASE IN CASH	(4,654)	(35,090)

CASH AT BEGINNING OF PERIOD	7,600	42,690

CASH AT END OF PERIOD	$ 2,946	$ 7,600

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

December 31, 2013 and 2012

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

The Company is a global engineering and project management business that provides services through a network of consultants and subsidiaries located in markets where the Company either has active projects, is bidding on projects, or is investigating project opportunities and opportunities to market its Wing House mobile shelters.

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

December 31, 2013 and 2012

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

e.

Revenue Recognition

Revenues from Sales and Services consist of revenues earned in the Company’s activity as Project & Construction Equipment Management & Operations, sales of Wing Houses, and misc. services provided.  All Sales/Service revenue is recognized when the sale/service is complete and the Company has determined that the sale/service proceeds are collectible.

f.

Stock Based Compensation

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

The Company issued no compensatory options to its employees during the years ended December 31, 2013 and December 31, 2012.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

December 31, 2013 and 2012

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

h.         Advertising

The Company expenses the cost of advertising as incurred. For the year ended December 31, 2013 and December 31, 2012, the Company had no advertising expenses.

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

December 31, 2013 and 2012

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.

Impairment of Long-Lived Assets (Continued)

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  In addition, depreciation of the asset ceases. During the year ended December 31, 2013 and December 31, 2012, no amounts were written off from the Company’s long-lived assets.

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

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

December 31, 2013 and 2012

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business.  The Company is currently not aware of any such items, which it believes could have a material effect on its financial position.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had no payables to related parties as of December 31, 2013 and December 31, 2012.

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

•

As of December 31, 2013, the Company had 491,774,657 shares of common stock and 9,000,000 preferred Stock issued and outstanding.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 12 – SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the Company has evaluated subsequent events through the date which the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, except as follows:

•

On February 18, 2014, the Company issued 2,000,000 shares of common stock to an individual in exchange for the satisfaction of $4,000 in debt.

•

On March 31, 2014, two of the Company shareholders holding more than 50% of the Company's voting power signed a shareholders consent action to increase the Company's authorized common stock to 3,000,000,000 shares.

•

On April 1, 2014, the Company agreed to acquire the assets, business, and operations of Orbis Real Estate ("Orbis"), a real estate brokerage firm based in Dubai, United Arab Emirates. The transaction involves issuance of the Company's common shares in return for full control of Orbis’ business.

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

?

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

?

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

?

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

The Company identified the following material weakness: Lack of Appropriate Independent Oversight.

The board of directors has not provided an appropriate level of oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting since there are, at present, no independent directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions.  While this control deficiency did not result in any audit adjustments to our 2013 or 2012 interim or annual period financial statements, it could have resulted in material misstatement that might have been prevented or detected by independent oversight. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position(s) and Office(s)
Eric Montandon	48	Chief Executive Officer, Chief Financial Officer and Director

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

Business Experience:

Mr. Montandon joined the board of directors of Asia8, Inc., in 2000 and became its CEO and CFO. He and was instrumental in Asia8, Inc.’s acquisition and development of World Wide Auctioneers, Ltd. His primary business focus has been on those two companies and WWA Group, Inc., since 2003 (WWA Group holds approximately 22% of the Company's common stock). Mr. Montandon is responsible for the overall management of these companies and is involved in many of their day-to-day operations, finance and administration. In 1994 Mr. Montandon was involved in forming Momentum Asia, Inc., a design and printing operation in Subic Bay, Philippines. He operated this company as its CEO until the middle of 2000. Between 1988 and 1992 he worked for Winius-Montandon, Inc. as a commercial real estate consultant and appraiser in Phoenix, Arizona.

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

Other Public Company Directorships in the Last Five Years:

Over the last five years Mr. Montandon has been an officer and director of three public companies: WWA Group, Inc. (from 2003 to April 1, 2014) (chief executive officer and director); Asia8, Inc., (from February 2000 to present) (chief executive officer, chief financial officer and director); and Net Telecommunications, Inc., formerly a telecommunications service provider (from September 2000 to February 2012) (director).

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

Compliance with Section 16(a) o f the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of the following persons or entities which, during the period ended December 31, 2013, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

?

WWA Group, Inc., failed to file Forms 4 and/or 5.

Family Relationships

There are no family relationships between or among the directors or executive officers.

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

Executive compensation for the year ended December 31, 2013 was $0 and the year ended December 31, 2012 was $4,000. The decrease in executive compensation over the periods is attributable primarily to the expiration on August 5, 2012 of an employment agreement between the Company and our former chief executive officer for a salary of $500 per month due. Our current chief executive officer and chief financial officer earned no compensation due to cash flow restrictions.

Summary Compensation Table

The following table provides summary information for the years ended December 31, 2013 and 2012 concerning cash and non-cash compensation paid or accrued to or on behalf of (i) the chief executive officer, (ii) the two most highly compensated executive officers other than the chief executive officer if compensated over $100,000 and (iii) additional individuals if compensated over $100,000.

Executives Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Eric Montandon (1) CEO,CFO and Director	Dec. 31, 2013 Dec. 31 2012	- -	- -	- -	- -	- -	- -	- -	- -
Thomas R. Morgan (2) former CEO and Director	Dec. 31, 2012	4,000	-	-	-	-	-	-	4,000

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 493,774,657 shares of common stock issued and outstanding as of April 14, 2014 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner(1)	Class of Stock	Amount of Beneficial Ownership	Percentage of Beneficial Ownership per Class of Stock
Directors and Officers
Eric Montandon(2)700 Lavaca Street, Suite 1400, Austin Texas 78701	Common	149,484,393	30.4%
All executive officers and directors as a group	Common	149,484,393	30.4%
Beneficial owners greater than 5%
WWA Group, Inc. (2) 700 Lavaca Street, Suite 1400, Austin, Texas 78701	Common	111,484,393	22.7%
Adderley Davis & Associates, Ltd. Suite Z-12, PO Box 8497, Sharjah, UAE	Preferred	9,000,000	100.00%

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

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Pinaki & Associates LLC (“Pinaki”) for professional services rendered for the past two fiscal years:

Fee Category	Fiscal December 31, 2012 Fees ($)	Fiscal December 31, 2013 Fees ($)
Audit Fees	15,000	_______
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-12, and are included as part of this Form 10-K:

Financial Statements of the Company for the fiscal years ended December 31, 2013 and December 31, 2012:

 Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b)

Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 28 of this Form 10-K, and are incorporated herein by this reference.

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

/s/ Eric Montandon By: Eric Montandon Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director	April 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Infrastructure Developments Corp.	Date
/s/ Eric Montandon Eric Montandon Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director	April 14, 2014

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