Form 10-Q
period 2014-03-31
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2014-05-15
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value, was 493,774,657, and the number of shares outstanding of the issuer’s preferred stock, $0.001 par value, was 9,000,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31,

2013 (audited)

4

Unaudited, Consolidated Statements of Operations for the three month periods ended

March 31, 2014 and March 31, 2013

5

Unaudited, Consolidated Statements of Cash Flows for the three month periods ended

March 31, 2014 and March 31, 2013

6

Notes to Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

13

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

22

Item 4.

Controls and Procedures

22

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

23

Item 1A.

Risk Factors

23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3.

Defaults upon Senior Securities

26

Item 4.

Mine Safety Disclosures

26

Item 5.

Other Information

26

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

Infrastructure Developments Corp. Consolidated Balance Sheet
	As of March 31, 2014	As of December 31, 2013
ASSETS	(unaudited)

CURRENT ASSETS

Cash	$ 4,220	$ 2,946
Receivables, net	-	-
Inventories	-	-
Prepaid expenses	-	-
Other current assets	-	-
Total current assets	4,220	2,946

Investment in unconsolidated entity	-	-

TOTAL ASSETS	$ 4,220	$ 2,946

LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIT

CURRENT LIABILITIES
Notes Payable	$ 22,610	$ 22,185
Accounts payable	-	-
Accrued expenses	99,584	92,884
Total current liabilities	122,194	115,069

Long-term debt	-	-

TOTAL LIABILITIES	122,194	115,069

STOCKHOLDERS' EQUITY

Common Stock
Authorized: 500,000,000 common shares with $0.001 par value
Issued: 493,774,657	493,775	491,775
Preferred stock:
Authorized: 10,000,000 Preferred shares with $0.001
Issued: 9,000,000	9,000	9,000

Additional paid-in capital	8,707,141	8,705,141

Retained earnings	(9,327,890)	(9,318,039)

Total Stockholders' Deficit	(117,974)	(112,123)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 4,220	$ 2,946

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp. Consolidated Statements of Operations
	Three Months Ended March 31, 2014 (Unaudited)	Three Months Ended March 31, 2013 (Unaudited)
Net Revenues:
Project Management	-	-

Total net revenues	-	-

Cost of Goods Sold	-	-

Gross profit (loss)	-	-

Operating expenses:
General, selling and administrative expenses	3,851	9,680
Salaries and wages	6,000	6,000
Depreciation and amortization expense	-	-

Total operating expenses	9,851	15,680

Loss from operations	(9,851)	(15,680)
Other income (expense):
Interest income (expense)	-	14,979
Other income (expense)	-	-

Total other income (expense)	-	14,979

Loss before income tax	(9,851)	(702)

Provision for income taxes	-	-

NET LOSS	(9,851)	(702)

Basic income (loss) per share	(0.00)	(0.00)

Fully diluted income (loss) per share	(0.00)	(0.00)

Basic weighted average number of shares outstanding	493,107,990	471,774,657

Fully diluted weighted average number of shares outstanding	493,107,990	471,774,657

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp. Consolidated Statements of Cash Flow
	Three months ended March 31, 2014 (Unaudited)	Three months ended March 31, 2013 (Unaudited)

Cash flows from operating activities:
Net income ( loss)	$ (9,851)	$ (702)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	-	-
Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	-	-
Inventories	-	-
Prepaid expenses	-	-
Other current assets	-	-
Increase (decrease) in:
Notes Payable	425	(265,426)
Accounts payable	-	-
Accrued liabilities	6,700	(2,984)

Net cash provided by (used in) operating activities	(2,726)	(269,112)

Cash flows from investing activities:
Proceeds from sale of Fixed Assets	-	-
Investments in Unconsolidated Entity	-	-

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Common Stock Issued Against Services	-	-
Common stock issued Against Debt and Cash	4,000	264,528
Increase (Decrease) in long Term Debt	-	-

Net cash provided by (used in) financing activities	4,000	264,528

Net increase (decrease) in cash	1,274	(4,584)

Cash at beginning of period	2,946	7,601

Cash at end of period	$ 4,220	$ 3,017

The accompanying notes are an integral part of these consolidated financial statement

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

March 31, 2014

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

The Company issued no compensatory options to its employees during the period ended March 31, 2014 and the year ended December 31, 2013.

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

h.         Advertising

The Company expenses the cost of advertising as incurred. For the period ended March 31, 2014 and the year ended December 31, 2013, the Company had no advertising expenses.

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

Impairment of Long-Lived Assets (Continued)

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  In addition, depreciation of the asset ceases. During the period ended March 31, 2014 and year ended December 31, 2013, no amounts were written off from the Company’s long-lived assets.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had no payables to related parties as of March 31, 2014 and December 31, 2013.

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

•

As of March 31, 2014, the Company had 493,774,657 shares of common stock and 9,000,000 preferred Stock issued and outstanding.

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

living and office space

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

A Freedonia Group's industry market research report from late 2011 indicated that inside the multi-billion dollar U.S. nonresidential prefabricated building system industry, modular building systems provide the best growth opportunities, and commercial applications are expected to post the fastest gains of any major market. The Company's own research on market demand – combined with new features and refinements of the product to meet more stringent buyer standards – influenced it to initiate this rollout in 2013. Silver Fern Enterprises – based in Texas – handles the Company's Wing House marketing in the U.S. On September 18 and 19, 2013, the Company  introduced its Wing House to the US market at the South Texas Oil and Gas Expo in Corpus Christi, Texas.

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

Additional Operational Opportunities

On October 20, 2013, the Company (through its subsidiary) was engaged by Sindalan Realty, Inc. ("Sindalan") to manage all planning and construction of a 130 home upscale residential subdivision near the Clark Special Economic Zone, Pampanga, Philippines. Sindalan is waiting for institutional funding and will not start the project until all funding is in place.

Analysis of Financial Condition and Results of Operations

For the three month period ended March 31, 2014:

•

On February 18, 2014, the Company issued 2,000,000 shares of common stock to an individual in exchange for the satisfaction of $4,000 in debt.

•

On March 31, 2014, two of the Company shareholders holding more than 50% of the Company's voting power signed a shareholders consent action to increase the Company's authorized common stock to 3,000,000,000 shares.

For the period subsequent to March 31, 2014, the Company agreed to acquire the assets, business, and operations of Orbis Real Estate ("Orbis"), a real estate brokerage firm based in Dubai, United Arab Emirates. The transaction involves issuance of approximately 160,000,000 of the Company's common shares, plus a nominal amount of working capital financing, in return for full control of Orbis’ business.  This transaction will not be treated as a merger or share exchange, as Orbis is not a stock company.

Net Losses

Net loss for the three month period ended March 31, 2014, was $9,851 as compared to $701 for the three month period ended March 31, 2013. The increase in net loss over the comparable periods is due to the elimination of interest income in the current period. The Company is confident that it will transition to net income in the next twelve months based on the anticipated development of its Wing House business and its prospective operations in the Philippines and Dubai.

Net Revenues

Net revenues for the three month period ended March 31, 2014 and 2013, were $0. We expect net revenues to increase over the next twelve months as a result of our development of our Wing House business and its prospective operations in the Philippines and Dubai..

Gross Loss

Gross loss for the three month period ended March 31, 2014 and 2013 was $0. We expect to transition to gross income over the next twelve months in step with our expected realization of Wing House business and its prospective operations in the Philippines and Dubai.

Operating Expenses

Operating expenses for the three month period ended March 31, 2014 decreased to $9,851 from $15,680 for the three month period ended March 31, 2013. Operating expenses are from general, selling and administrative expenses, salaries and wages, and depreciation and amortization expense. Over the three month periods general, selling and administrative expenses decreased to $3,851 from $9,680. Over the three month periods salaries and wages decreased to $6,000 from 6,000. We expect operating expenses to increase in the near term as we develop operations.

Other Income/Expenses

Other expense for the three month period ended March 31, 2014 was $0 compared to $14,979 for the three month period ended March 31, 2013.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of March 31, 2014, we had a working capital deficit of $117,974. Our current and total assets were $4,220 in cash. Our current and total liabilities were $122,194 consisting of notes payable of $22,610 and accrued expenses of $99,584. Stockholders deficit was $117,974 as of March 31, 2014.

Cash flows used in operating activities for the three month period ended March 31, 2014 were $2,726 compared to $269,112 for the three month period ended March 31, 2013. Cash flow used in operating activities in the current period is primarily due to changes in operating assets and liabilities of a decrease in notes payable. We expect to transition to cash flow provided by operations over the next twelve months once we transition from net losses to net income.

Cash flows used in investing activities for the three month periods ended March 31, 2014 and 2013 were $0. We expect to use cash flow in investing activities over the next twelve months as we develop our Wing House business its operations in Dubai.

Cash flows provided by financing activities for the three month period ended March 31, 2014 were $4,000 as compared to $264,528 for the three month period ended March 31, 2013. Cash flows provided by financing activities in the current period are attributable to common stock issued against debt and cash.  We expect to realize cash flows provided by financing activities over the next twelve months.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report, with the exception of historical facts, are forward looking statements. We are ineligible to rely on the safe-harbor provision of the Private Litigation Reform Act of 1995 for forward looking statements made in this quarterly report. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 18, 2014, the Company entered into a debt settlement agreement with Adderley Davis & Associates for the settlement of $4,000 in amounts owed in exchange for 2,000,000 shares of the Company's common stock to be issued to Finn Trige Andersen, issued pursuant to the exemptions from registration provided by Regulation S of the Securities Act.

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

May 14, 2014

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

†

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections..