Form 10-Q
period 2014-06-30
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2014-08-21
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 19, 2014, the number of shares outstanding of the issuer’s common stock, $0.001 par value, was 653,774,657, and the number of shares outstanding of the issuer’s preferred stock, $0.001 par value, was 9,000,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31,

2013 (audited)

4

Unaudited, Consolidated Statements of Operations for the three and six month periods ended June 30, 2014 and June 30, 2013

5

Unaudited, Consolidated Statements of Cash Flows for the six month periods ended

June 30, 2014 and June 30, 2013

6

Notes to Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

13

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

20

Item 4.

Controls and Procedures

20

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

21

Item 1A.

Risk Factors

21

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

24

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

Infrastructure Developments Corp
Condensed Balance Sheets
(Unaudited)
	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash	$10,471	$2,946
Accounts Receivable	-	-
Other current assets	33,029	-

Total current assets	43,500	2,946
Property and Equipment (net)	16,355	-

Total Assets	$59,855	$2,946

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables	4,482	-
Accrued expenses	131,814	92,884
Notes payable	173,242	22,185

Total current liabilities	309,538	115,069

Total liabilities	$309,538	$115,069

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized
9,000,000 shares issued and outstanding	9,000	9,000
Common stock, $0.001 par value, 3,000,000,000 shares authorized;
653,774,657 shares issued	493,775	491,775
Additional paid-in capital	8,707,141	8,705,141
Retained earnings	(9,459,598)	(9,318,039)

Total stockholders' equity:	(249,682)	(112,123)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$59,856	$2,946

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp
Condensed Statements of Operations
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenues:
Revenue	$58,274	$-	$92,187	$-
Total net revenues	58,274	-	92,187	-

Cost of Sales	39,155	-	57,582	-

Gross Income	19,119	-	34,605	-
Operating expenses:
General, selling and administrative expenses	31,462	4,651	59,905	14,331
Salaries and wages	20,679	6,000	41,681	12,000

Total operating expenses	52,141	10,651	101,586	26,331

Income (loss) from operations	(33,022)	(10,651)	(66,981)	(26,331)

Other income (expense)
Interest income (expense)	-	-	-	14,979
Loss on Investment	-	(19,301)	-	(19,301)
Other income (expense)	-	-	-	-

Total other income (expense)	-	(19,301)	-	(4,322)

Income (loss) before income tax	(33,022)	(29,952)	(66,981)	(30,653)

Provision for income taxes	-		-	-

Net income (loss)	$(33,022)	$(29,952)	$(66,981)	$(30,653)

Basic income (loss) per share	$-	$-	$-	$-
Diluted income (loss) per share	$-	$-	$-	$-
Weighted average shares - Basic	547,107,990	471,774,657	520,107,990	471,774,657
Weighted average shares - Diluted	547,107,990	471,774,657	520,107,990	471,774,657

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp
Condensed Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	June 30,	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net income ( loss)	$(66,981)	$(30,654)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	3,580	-
(Gain) Loss on investment	-	19,301

Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	-	-
Prepaid Expenses	-	-
Other current assets	(14,527)	-
Increase (decrease) in:
Accounts Payable	7,850	(262,706)
Accrued Expenses	40,642	6,041

Net Cash Provided (Used) in Operating Activities	(29,436)	(268,018)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-
Repayment of related party payable	-	-

Net Cash Provided (Used) by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Long term debt	-	-
Increase in long term debt	29,604	-
Common stock issued for services	4,000	-
Proceeds from convertible debt	-	264,528

Net Cash Provided by Financing Activities	33,604	264,528

NET INCREASE IN CASH	4,168	(3,490)

CASH AT BEGINNING OF PERIOD	6,303	7,600

CASH AT END OF PERIOD	$10,471	$4,110

The accompanying notes are an integral part of these consolidated financial statement

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

June 30, 2014

NOTE 1 - ORGANIZATION AND HISTORY

Infrastructure Developments Corp. (the “Company”), formerly 1st Home Buy and Sell Ltd., was incorporated under the laws of the state of Nevada on August 10, 2006.  The Company changed its name to “Infrastructure Developments Corp.” on March 1, 2010.

On April 14, 2010, the Company and Interspec International, Inc. (“Interspec”, formerly Intelspec International, Inc.), a Nevada corporation, engaged in engineering, construction, and project management executed a stock exchange agreement, whereby the Company agreed to acquire 100% of the issued and outstanding shares of Interspec in exchange for 14,000,000 shares of the Company’s common stock. Because the owners of Interspec became the principal shareholders of the Company through the transaction, Interspec was considered the acquirer for accounting purposes and this transaction is accounted for as a reverse acquisition or recapitalization of Interspec. Interspec was dissolved subsequent to the period ended June 30, 2014.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

a.

Principles of Consolidation

The consolidated financial statements herein include the operations of Orbis and the consolidated operations of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

e.

Revenue Recognition

Revenues from Sales and Services consist of revenues earned in activity by the Company and Orbis though real estate brokerage, project & construction management, sales of Wing Houses, and misc. services provided.  All sales/service revenue is recognized when the sale/service is complete and the Company has determined that the sale/service proceeds are collectible.

f.

Stock Based Compensation

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

The Company issued no compensatory options to its employees during the period ended June 30, 2014 and the year ended December 31, 2013.

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

h.         Advertising

The Company expenses the cost of advertising as incurred. For the period ended June 30, 2014 and the year ended December 31, 2013, the Company had no advertising expenses.

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

Impairment of Long-Lived Assets (Continued)

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  In addition, depreciation of the asset ceases. During the period ended June 30, 2014 and year ended December 31, 2013, no amounts were written off from the Company’s long-lived assets.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had no payables to related parties as of June 30, 2014 and December 31, 2013.

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

NOTE 11 – STOCKHOLDERS' EQUITY

a.

Authorized

The Company is authorized to issue 3,000,000,000 shares of $0.001 par value common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

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

•

On June 25, 2014, the Company authorized the issuance of 160,000,000 shares of common stock to an individual pursuant to an acquisition agreement in exchange for the full control of Orbis’ business.

•

As of June 30, 2014, the Company had 653,774,657 shares of common stock and 9,000,000 preferred Stock issued and outstanding.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the Company has evaluated subsequent events through the date which the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, except as follows:

•

On July 24, 2014, the Company entered into a debt settlement agreement with Adderley Davis & Associates for the settlement of $15,000 in amounts owed in exchange for 10,000,000 shares of the Company's common stock, and authorized the conversion of 9,000,000 shares of Preferred stock issued on February 4, 2013, to Adderley Davis to 450,000,000 shares of the Company's common stock.

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

On March 31, 2014, stockholders consented in writing to amend the Company's Articles of Incorporation (the "Articles of Amendment") to increase the Company’s authorized shares of common stock from 500,000,000 common shares to 3,000,000,000 shares. The Company subsequently disseminated a Definitive Information Statement. The Articles of Amendment became effective upon filing with the Nevada Secretary of State on June 23, 2014.

On June 25, 2014, the Company acquired the assets, business, and operations of Orbis Real Estate ("Orbis"). The transaction involved issuance of 160,000,000 of the Company's common shares, plus a nominal amount of working capital financing, in return for full control of Orbis’ business. This transaction was not treated as a merger or share exchange, as Orbis is not a stock company.

The Company

Wing Houses

The Company's current operations consist of marketing efforts for prefabricated housing. The Company’s prefabricated housing business is focused around the marketing and sale of “Wing Houses” in North America, the Middle East and parts of South-East Asia as a distributor pursuant to an agreement with the Renhe Group. The Wing House is a solution for any application requiring low-cost, rapidly-mobile structures. The Company also offers project management services for various types of construction projects in Southeast Asia.

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

Orbis Real Estate

Orbis Real Estate is a full-service Real Estate broker located in Dubai, United Arab Emirates, handling residential and commercial property transactions. Orbis offices are located in the Al Shafar Tower 1 in Dubai Media City, a centrally located prime office space. Orbis Real Estate is fully licensed by Dubai’s Real Estate Regulatory Authority (RERA).

Orbis provides a wide range of property brokerage services, linking qualified buyers and renters with practical, affordable properties and matching property owners with qualified buyers and tenants. Orbis provides experienced-based advice on investment properties and links to properties suitable for medium to long-term investment in rental property.

The revitalization of Dubai’s property market has created substantial opportunities for professional real estate brokers. Dubai brokers earned Dh1.8 billion (US$490 million) in commissions in 2013, with transaction volumes surging 50% over 2012. Transaction volumes are expected to continue increasing, though at a more moderate pace. Demand for the services of licensed brokers is also expected to increase as a consequence of aggressive new policies from Dubai’s Real Estate Regulatory Authority aimed at eliminating the unlicensed and informal brokers who have traditionally handled an undefined but substantial percentage of Dubai’s real estate transactions. Newly introduced requirements for annual testing will further reduce the pool of available brokers.

At the time of its acquisition by IDVC Orbis maintained a multilingual staff of 7 licensed real estate brokers. IDVC plans to expand this to 12 by the end of 2014 and to at least 25 by the end of 2015, and is investigating the possibility of opening a new office in the Dubai Marina/Dubai Business Bay area.

Orbis serves a range of clients:

•

UAE Residents who wish to move to another property;

•

Expatriates moving to the UAE;

•

UAE property owners seeking qualified buyers or tenants;

•

UAE residents or foreigners seeking investment-grade properties in the UAE.

In each case, Orbis emphasizes practical, livable properties, those that by virtue of location, quality, and affordability serve the needs of real-world people living and working in the UAE, rather than the high profile properties prioritized by many highly visible brokerages. By handling residential properties that appeal directly to professional and managerial workers and commercial properties suitable for small to medium scale businesses, Orbis taps into a market segment that includes a large percentage of Dubai’s transaction volume and that offers a deep supply of both properties and clients.

Orbis prioritizes property sales over rentals, but handles both. The Company is also investigating alternative commercial real estate transactions such as leasing entire apartment buildings and renting out the individual units.  While the risk is higher than straight brokerage, margins are much higher in a growing demand market.

Orbis markets its services through traditional advertising including regular advertising in Gulf News, the dominant local conventional advertising venue, and online advertising portal Dubizzle. Orbis maintains an aggressive social media presence, both in the UAE and in markets supplying significant numbers of overseas investment buyers and expatriate workers.

As of June 30, 2014, Orbis had a total of 184 rental and 212 sales listings.

Additional Operational Opportunities

The Company has been involved in managing design/build construction projects in the past in Southeast Asia, namely barracks and other facilities managed for the US Navy.  Operational opportunities in this industry are still being pursued.  On October 20, 2013, the Company was engaged by Sindalan Realty, Inc. ("Sindalan") to manage all planning and construction of a 130 home upscale residential subdivision near the Clark Special Economic Zone, Pampanga, Philippines. Sindalan is waiting for institutional funding and will not start the project until all funding is in place.

Analysis of Financial Condition and Results of Operations

For the three and six month period ended June 30, 2014, the Company generated real estate brokerage revenue and incurred related expenses due to its consolidation of Orbis’s operations, and:

•

On February 18, 2014, the Company issued 2,000,000 shares of common stock to an individual in exchange for the satisfaction of $4,000 in debt.

•

On March 31, 2014, two of the Company shareholders holding more than 50% of the Company's voting power signed a shareholders consent action to increase the Company's authorized common stock to 3,000,000,000 shares.

•

On April 1, 2014, the Company entered into an acquisition agreement with Sagar Joseph Choran to acquire all the rights of ownership of Orbis.

•

On May 26, 2014, the Company disseminated an information to the Company's stockholders to advise them of the corporate actions authorized by the March 31, 2014, written consent

•

On June 25, 2014, the Company acquired the assets, business, and operations of Orbis. The transaction involved issuance of 160,000,000 of the Company's common shares, plus a nominal amount of working capital financing, in return for full control of Orbis’ business.

Subsequent to the period ended June 30, 2014:

•

On July 23, 2014, Interspec International, Inc. ("Interspec"), a wholly-owned subsidiary of the Company, was dissolved as a corporation in the State of Nevada.

•

On July 24, 2014, the Company authorized the issuance of 10,000,000 shares of the Company's common stock to Adderley Davis, an unrelated party, pursuant to and accord and satisfaction agreement to satisfy and outstanding loan.

•

On July 24, 2014, the Company authorized the conversion of 9,000,000 shares of Preferred stock issued on February 4, 2013, to Adderley Davis to 450,000,000 shares of the Company's common stock.

Net Losses

Net loss for the three month period ended June 30, 2014, was $33,022 as compared to $29,952 for the three month period ended June 30, 2013. Net loss for the six month period ended June 30, 2014, was $66,981 as compared to $30,653 for the six month period ended June 30, 2013. The increase in net loss over the comparable periods is due to the increase in operating expenses in the current period. The Company is confident that it will transition to net income in the next twelve months based on the anticipated development of its Wing House and Orbis businesses.

Net Revenues

Net revenue for the three month period ended June 30, 2014, was $58,274 as compared to $0 for the three month period ended June 30, 2013. Net revenue for the six month period ended June 30, 2014, was $92,187 as compared to $0 for the six month period ended June 30, 2013.  The increase in net revenues was due to the consolidation of Orbis revenue in the periods.  We expect net revenues to increase over the next twelve months as a result of our development of our Wing House and Orbis businesses.

Gross Income

Gross income for the three month period ended June 30, 2014, was $19,119 as compared to $0 for the three month period ended June 30, 2013. Gross income for the six month period ended June 30, 2014, was $34,605 as compared to $0 for the six month period ended June 30, 2013. The realization of gross income is due to the consolidation of Orbis' operations. We expect gross income to increase over the next twelve months as revenues increase and cost of sales decrease as a percentage of revenues.

Operating Expenses

Operating expense for the three month period ended June 30, 2014, was $52,141 as compared to $10,651 for the three month period ended June 30, 2013. Operating expense for the six month period ended June 30, 2014, was $101,586 as compared to $26,331 for the six month period ended June 30, 2013. Operating expenses are from general, selling and administrative expenses, and salaries and wages. Over the three and six month periods general, selling and administrative expenses increased to $31,462 from $4,651 and to $59,905 from $14,331, respectively. Over the three and six month periods salaries and wages increased to $20,679 from $6,000 and to $41,681 from $12,000, respectively. The increases are due to the consolidation of Orbis' operations. We expect operating expenses to increase in the near term as we develop operations.

Other Expenses

Other expenses for the three month period ended June 30, 2014, were $0 as compared to $19,301 for the three month period ended June 30, 2013. Other expenses for the six month period ended June 30, 2014, were $0 as compared to $4,322 for the six month period ended June 30, 2013.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of June 30, 2014, we had a working capital deficit of $266,038. Our current assets were $43,500 – of which $10,471 was in cash – and our total assets were $59,855. Our current and total liabilities were $309,538 consisting of notes payable of $173,242, accrued expenses of $131,814, and accounts payable of $4,482. Stockholders deficit was $249,683 as of June 30, 2014.

Cash flows used in operating activities for the six month period ended June 30, 2014 were $29,436 compared to $268,018 for the six month period ended June 30, 2013. Cash flow used in operating activities in the current period is primarily due to net losses and changes in operating assets and liabilities of and increase in other current assets. We expect to transition to cash flow provided by operations over the next twelve months once we transition from net losses to net income.

Cash flows used in investing activities for the six month periods ended June 30, 2014 and 2013 were $0. We expect to use cash flow in investing activities over the next twelve months as we develop our Wing House and Orbis businesses.

Cash flows provided by financing activities for the six month period ended June 30, 2014 were $33,604 as compared to $264,528 for the six month period ended June 30, 2013. Cash flows provided by financing activities in the current period are attributable to common stock issued for services and an increase in long term debt.  We expect to realize cash flows provided by financing activities over the next twelve months.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 24, 2014, the Company entered into a debt settlement agreement with Adderley Davis & Associates for the settlement of $15,000 in amounts owed in exchange for 10,000,000 shares of the Company's common stock, and authorized the conversion of 9,000,000 shares of Preferred stock issued on February 4, 2013, to Adderley Davis to 450,000,000 shares of the Company's common stock, all of which shares were issued pursuant to the exemptions from registration provided by Regulation S of the Securities Act.

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

August 19, 2014

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

10.11*

Acquisition Agreement with Sagar Joseph Choran dated April 1, 2014. Incorporated by reference to the Company's Form 8-K filed with the Commission on August 5, 2014.

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