Form 10-Q
period 2014-09-30
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2014-11-19
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM10-Q

(Mark One)

    ☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014.

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

Indicate by check markwhether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑   No ☐.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 19, 2014, the number of shares outstanding of the issuer’s common stock, $0.001 par value, was 1,113,774,657.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements...................................................................................................... 3

               Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31,

               2013 (audited)............................................................................................................... 4

Unaudited, Consolidated Statements of Operations for the three and nine month periods ended September 30, 2014 and September 30, 2013..................................................... 5

Unaudited, Consolidated Statements of Cash Flows for the nine month periods ended

September 30, 2014 and September 30, 2013............................................................... 6

               Notes to Financial Statements........................................................................................ 7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations  13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.......................................... 20

Item 4.    Controls and Procedures................................................................................................ 21

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.......................................................................................................... 21

Item 1A.                                                                                                                                        Risk Factors           21

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

Infrastructure Developments Corp
Condensed Balance Sheets
(Unaudited)
	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash	$60	$2,946
Accounts Receivable	-	-
Other current assets	28,858	-

Total current assets	28,918	2,946
Property and Equipment (net)	12,776	-
Goodwill	279,939

Total Assets	$321,633	$2,946

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables	1,757	-
Accrued expenses	129,534	92,884
Notes payable	199,733	22,185

Total current liabilities	331,023	115,069

Total liabilities	$331,023	$115,069

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized
9,000,000 shares issued and outstanding	9,000	9,000
Common stock, $0.001 par value, 3,000,000,000 shares authorized;
653,774,657shares issued	653,775	491,775
Additional paid-in capital	8,707,141	8,705,141
Retained earnings	(9,379,306)	(9,318,039)

Total stockholders' equity:	(9,390)	(112,123)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$321,633	$2,946

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp
Condensed Statements of Operations
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenues:
Revenue from commission	$71,289	$-	$71,289	$-
Total net revenues	71,289	-	71,289	-

Direct costs – commission splits	44,554	-	44,554	-

Gross Profit	26,735	-	26,736	-
Operating expenses:
General, selling and administrative expenses	42,996	31,000	53,888	45,331
Salaries and wages	20,325	6,000	32,325	18,000
Depreciation	1,789	0	1,789	0

Total operating expenses	65,110	37,000	88,002	63,331

Income (loss) from operations	(38,375)	(37,000)	(61,266)	(63,331)

Other income (expense)
Interest income (expense)	-	-	-	14,979
Loss on Investment	-	-	-	(19,301)
Other income (expense)	-	-	-	-

Total other income (expense)	-	-	-	(4,322)

Income (loss) before income tax	(38,375)	(37,000)	(61,266)	(67,653)

Provision for income taxes	-		-	-

Net income (loss)	$(38,375)	$(37,000)	$(61,266)	$(67,653)

Basic income (loss) per share	$-	$-	$-	$-
Diluted income (loss) per share	$-	$-	$-	$-
Weighted average shares - Basic	653,774,657	472,441,324	564,663,546	471,996,879
Weighted average shares - Diluted	653,774,657	472,441,324	564,663,546	471,996,879

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp
Condensed Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,	September 30,
	2014	2013

CASHFLOWS FROM OPERATING ACTIVITIES

Net income ( loss)	$(61,266)	$(67,653)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation expense	1,789	-
(Gain) Loss on investment	-	19,301

Changes in operating Assets and Liabilities:
Other assets	(14,565)	-
Other current assets	(28,858)	-
Increase (decrease) in:
Notes Payable	177,548	(261,341)
Accounts Payable	1,757	-
Accrued liabilities	36,650	21,016

Net Cash Provided (Used) in Operating Activities	113,052	(288,577)

CASHFLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-
Increase in goodwill due to acquiring business	(279,938)	-
Repayment of related party payable	-	-

Net Cash Provided (Used) by Investing Activities	-	-

CASHFLOWS FROM FINANCING ACTIVITIES

Common stock issued for services	4,000	20,000
Common stock issued against acquiring business	160,000	-
Proceeds from convertible debt	-	264,528

Net Cash Provided by Financing Activities	164,000	284,528

NETINCREASE IN CASH	(2,886)	(4,049)

CASHAT BEGINNING OF PERIOD	2,946	7,601

CASHAT END OF PERIOD	$60	$3,552

The accompanying notes are an integral part of these consolidated financial statement

NOTE 1 - ORGANIZATION AND HISTORY

Infrastructure Developments Corp. (the “Company”), formerly 1st Home Buy and Sell Ltd., was incorporated under the laws of the state of Nevada on August 10, 2006.  The Company changed its name to “Infrastructure Developments Corp.” on March 1, 2010.

On April 14, 2010, the Company and Interspec International, Inc. (“Interspec”, formerly Intelspec International, Inc.), a Nevada corporation, engaged in engineering, construction, and project management executed a stock exchange agreement, whereby the Company agreed to acquire 100% of the issued and outstanding shares of Interspec in exchange for 14,000,000 shares of the Company’s common stock. Because the owners of Interspec became the principal shareholders of the Company through the transaction, Interspec was considered the acquirer for accounting purposes and this transaction is accounted for as a reverse acquisition or recapitalization of Interspec. Interspec was dissolved during the period ended September 30, 2014.

On April 1, 2014, the Company agreed to acquire the assets, business, and operations of Orbis Real Estate ("Orbis"), a real estate brokerage firm based in Dubai, United Arab Emirates. The transaction involved and acquisition agreement, whereby the Company agreed to acquire full control of Orbis in exchange for 160,000,000 restricted shares of the Company’s common stock. The management has assumed all the book value of the assets and liabilities of Orbis are equal to the market value. All the pro forma adjustments are made as per the management’s assumptions.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

b.         Cash and Cash Equivalents

For the purpose of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalent to the extent the funds are not being held for investment purpose.

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

d.         Property and Equipment

Property and Equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on property and equipment are determined using the straight line method over the estimated useful life of the assets. Expenditure for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains or losses on the sale of property & equipment are reflected in operations.

	September 30,	December 31,
	2014	2013
Furniture and fixtures	$19,934	$21,479
Less: accumulated depreciation	7,156	1,544
Property and equipment (net)	$12,778	$19,935

e.         Revenue Recognition

Revenues from sales and services consist of revenues earned in activity by the Company through project & construction management, sales of Wing Houses, and misc. services provided.  All sales/service revenue is recognized when the sale/service is complete and the Company has determined that the sale/service proceeds are collectible.

Revenue from buy/sale and leasing services consist of revenues earned in the Company’s capacity as real estate buying & selling and leasing property agent. All revenue is recognized when the buy/sale is complete or services duly rendered as per the agreements and the Company has determined that proceeds are collectible.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company issued no compensatory options to its employees during the period ended September 30, 2014 and the year ended December 31, 2013.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.         Impairment of Long-Lived Assets

We evaluate whether events and circumstances have occurred which indicate the remaining estimated useful life of long lived assets, including other intangible assets, may warrant revision or the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on a comparison of the fair value of the related assets to the carrying value using discount rates that reflect the inherent risk of the underlying business. Impairment losses, if any, would be recorded to the extent the carrying value of the assets exceeds the implied fair value resulting from this calculation.  As of September 30, 2014 and December 31, 2013, the Company has no long lived assets and this has not recognized any impairment associated with long lived assets.

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

m.        Long-Term Notes Payable

The Company has long-term borrowings from un-related entities. These advances are non-interest bearing, unsecured and due upon demand.  The lender is Emerging Market Property Advisers, Ltd. of London, United Kingdom

NOTE 4 – ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

NOTE 5 – OTHER CURRENT ASSET

As of September 30, 2014, the Company had $28,632 as other current assets; the detail is as per below:

                        Prepaid Office rent                 $ 5,213

                        Refundable deposits                  7,893

                        Employee advances                  2,838

                        Prepaid advertisement              9,004

                        Accounts receivable               $ 3,683

NOTE 6 – SHORT-TERM NOTES PAYABLE AND LINES OF CREDIT

The Company has from time to time short-term borrowings from various unrelated and related entities.  These advances are non-interest bearing, unsecured and due upon demand. Because of the short-term nature of the notes the Company has not imputed an interest rate.

NOTE 7 – REVERSE ACQUISITION

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

NOTE 8 – LITIGATION

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business.  The Company is currently not aware of any such items, which it believes could have a material effect on its financial position.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had no payables to related parties as of September 30, 2014 and December 31, 2013.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, investments, receivables, payables, and notes payable.  The carrying amount of cash, investments, receivables, and payables approximates fair value because of the short-term nature of these items.  The carrying amount of long-term notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 12 – STOCKHOLDERS' EQUITY (Continued)

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

•         On July 24, 2014, the Company entered into a debt settlement agreement with Adderley Davis & Associates for the settlement of $15,000 in amounts owed in exchange for 10,000,000 shares of the Company's common stock.

•         On July 24, 2014, the Company authorized the conversion of 9,000,000 shares of preferred stock issued on February 4, 2013, to Adderley Davis & Associates to 450,000,000 shares of the Company's common stock.

•         As of September 30, 2014, the Company had 1,113,774,657 shares of common stock and no preferred stock issued and outstanding.

NOTE 13 – ACQUISITION

On June 1, 2014, the Company agreed to acquire the assets, business, and operations of Orbis Real Estate, a real estate brokerage firm based in Dubai, United Arab Emirates. The transaction involved and acquisition agreement, whereby the Company agreed to acquire full control of Orbis in exchange for 160,000,000 restricted shares of the Company’s common stock.

Dubaiwas the world’s top performing real estate market through 2013 and early 2014, leading the Global Property Guide’s house price survey for five consecutive quarters.  Residential prices rose 31.57 per cent during the year prior to Q1 2014. UK-based Knight Frank reports that house prices rose 27.7 per cent over the 12 months to March 2014, the fastest pace among the 54 countries tracked by the consultancy’s global house price index.

The goodwill of $279,939arising from acquisition consists largely of the synergies and economics of scale expected from combining the operations of the Company and Orbis.

NOTE 13 – AQUISITION (Continued)

None of the goodwill recognized is expected to be deductible for income tax purposes. The following table summarizes the consideration paid for Orbis and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

At June 25, 2014 total consideration paid was 160,000,000 restricted shares of Company’s common stock.

Recognized amounts of identifiable assets acquired and liabilities assumed

Cash                                                                            $          6,482

Receivables                                                                             4,400

Prepaid Expenses                                                                     13,506

Property & Equipment                                                             16,355

Other Current Asset                                                                  12,259

Financial liabilities                                                                (172,940)

Total identifiable assets                                                                    (119,938)

Goodwill                                                                                 279,939

                                                                                 $         160,000

The fair value of the 160,000,000 shares issues against consideration was measured using the closing market price of the Company’s common share on the acquisition date.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events” the Company has evaluated subsequent events through the date which the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Wing Houses are rated for extreme temperatures, safe in hurricanes and earthquakes, meet the highest safety and building code standards, and are very economical.  The units use insulation sourced from Bradford Insulation, Australia’s leading insulation brand.  The units carry a 5-star energy use rating and are ideal for use in extreme climates

Wing Houses come in many building configurations and room configurations, and they retail at approximately $45,000-$85,000 ex-port in China.  The Wing House is built in China by Renhe Manufacturing and has been re-branded by the Company.  Renhe has an exclusive worldwide distribution agreement with MKL Asia, a company owned by the original patent holder who is also the principal of Renhe.  MKL Asia has granted a sub-distribution license to the Company and its affiliates to market and sell Wing House in North America, the Middle East region (including Gulf Cooperation Council nations Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates)and most of Southeast Asia.

Wing Houses are suitable for a wide range of applications, including:

  living and office space
  on site showrooms
  restaurants
  worker accommodation
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

Orbis Real Estate

Orbis Real Estate is a full-service Real Estate broker located in Dubai, United Arab Emirates, handling residential and commercial property transactions. Orbis offices are Al Shafar Tower 1, No 803, Tecom, Dubai, United Arab Emirates. Orbis Real Estate is fully licensed by Dubai’s Real Estate Regulatory Authority (RERA) registration number 12387.  Orbis was formed as a sole establishment on August 12, 2014 and received its license to transact real estate brokerage business, sales and rental, on August 18, 2014, by the Government of Dubai, United Arab Emirates, Department of Economic Development.

Dubaiwas the world’s top performing real estate market through 2013 and early 2014, leading the Global Property Guide’s house price survey for five consecutive quarters.  Residential prices rose 31.57 per cent during the year prior to Q1 2014. UK-based Knight Frank reports that house prices rose 27.7 per cent over the 12 months to March 2014, the fastest pace among the 54 countries tracked by the consultancy’s global house price index.

At the time of its acquisition by the Company Orbis maintained a multilingual staff of 7 licensed real estate brokers. The Company plans to expand this to 12 by the end of 2014 and to at least 25 by the end of 2015, and is investigating the possibility of opening a new office in the Dubai Marina/Dubai Business Bay area.

Orbis provides a wide range of property brokerage services, linking qualified buyers and renters with practical, affordable properties and matching property owners with qualified buyers and tenants. Orbis provides experienced-based advice on investment properties and links to properties suitable for medium to long-term investment in rental property.

Orbis serves a range of clients:

  UAE Residents who wish to move to another property;
  Expatriates moving to the UAE;
  UAE property owners seeking qualified buyers or tenants;
  UAE residents or foreigners seeking investment-grade properties in the UAE;
  Companies seeking office, retail, industrial and other commercial properties;
  Foreign investors seeking housing for long term and transient employees;

The last category is emerging as a particularly important category for Orbis. Many companies include housing in the basic package of benefits for expatriate employees, and the very high cost of hotels in Dubai makes it common for companies to maintain apartments or villas for the use of transient staff. Corporate clients in this category are a continuing source of transactions, and Orbis places a high priority of developing these relationships.

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

Orbis prioritizes property sales over rentals, but handles both. The Company is also investigating alternative commercial real estate transactions such as leasing entire buildings and renting out the units.

Orbis markets its services through traditional advertising including regular advertising in Gulf News, the dominant local conventional advertising venue, and online advertising portal Dubizzle. Orbis maintains an aggressive social media presence, both in the UAE and in markets supplying significant numbers of overseas investment buyers and expatriate workers.

As of September 30, 2014, Orbis had a total of 210 rental and 55 sales listings.

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

Analysis of Financial Condition and Results of Operations

For the three and nine month period ended September 30, 2014, the Company generated real estate brokerage revenue and incurred related expenses due to its consolidation of Orbis’s operations, and:

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

Net Losses

Net loss for the three month period ended September 30, 2014, was $38,374 as compared to $37,000 for the three month period ended September 30, 2013. Net loss for the nine month period ended September 30, 2014, was $61,266 as compared to $67,653 for the nine month period ended September 30, 2013. Net loss in the current period was primarily from the operations of Orbis. Net loss in the previous period was from operations prior to the acquisition of Orbis. The Company is confident that it will transition to net income in the next twelve months based on the anticipated development of its Wing House and Orbis businesses.

Net Revenues

Net revenue for the three month period ended September 30, 2014, was $71,289 as compared to $0 for the three month period ended September 30, 2013. Net revenue for the nine month period ended September 30, 2014, was also $71,289 as compared to $0 for the nine month period ended September 30, 2013. The increase in net revenues was due to the consolidation of Orbis revenue in the periods. Net revenue was the same for the three and nine month periods because the nine months only includes the operations from Orbis since its acquisition on June 25, 2014. We expect net revenues to increase over the next twelve months as a result of our development of our Wing House and Orbis businesses.

Gross Profit

Gross profit for the three month period ended September 30, 2014, was $26,736 as compared to $0 for the three month period ended September 30, 2013. Gross profitfor the nine month period ended September 30, 2014, was $26,736 as compared to $0 for the nine month period ended September 30, 2013. The realization of gross profit is due to the consolidation of Orbis' operations. Gross profit was the same for the three and nine month periods because the nine months only includes the operations from Orbis since its acquisition on June 25, 2014.  We expect gross income to increase over the next twelve months as revenues increase and cost of sales decrease as a percentage of revenues.

Operating Expenses

Operating expense for the three month period ended September 30, 2014, was $65,110 as compared to $37,000 for the three month period ended September 30, 2013. Operating expense for the nine month period ended September 30, 2014, was $88,002 as compared to $63,331 for the nine month period ended September 30, 2013. Operating expenses are from general, selling and administrative expenses, and salaries and wages, and depreciation.Over the three and nine month periods general, selling and administrative expenses increased to $42,996 from $31,000 and to $53,888 from $45,331, respectively. Over the three and nine month periods salaries and wages increased to $20,325 from $6,000 and to $32,325 from $18,000, respectively. The increases are due to the consolidation of Orbis' operations. We expect operating expenses to increase in the near term as we develop operations.

Other Expenses

Other expenses for the three month periods ended September 30, 2014, and September 30, 2013 were $0. Other expenses for the nine month period ended September 30, 2014, were $0 as compared to $4,322 for the nine month period ended September 30, 2013.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of September 30, 2014, we had a working capital deficit of $302,331. Our current assets were $28,692 – of which $60 was in cash – and our total assets were $323,422, of which $279,939 was in goodwill from the acquisition of Orbis. Our current and total liabilities were $331,023 consisting of notes payable of $199,733, accrued expenses of $129,534, and accounts payable of $1,757. Stockholders deficit was $391,499 as of September 30, 2014.

Cash flows provided by operating activities for the nine month period ended September 30, 2014 were $113,052 compared to cash flows used in operations of $288,577 for the nine month period ended September 30, 2013. Cash flow provided by operating activities in the current period is primarily due to an increase in notes payable.

Cash flows used in investing activities for the nine month periods ended September 30, 2014 were $279,928 as compared to $0 for the nine month period ended September 30, 2013. We expect to use cash flow in investing activities over the next twelve months as we develop our Wing House and Orbis businesses.

Cash flows provided by financing activities for the nine month period ended September 30, 2014 were $164,000 as compared to $284,528 for the nine month period ended September 30, 2013. Cash flows provided by financing activities in the current period are attributable to common stock issued against acquiring Orbis.  We expect to realize cash flows provided by financing activities over the next twelve months.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II– OTHER INFORMATION

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIESAND USE OF PROCEEDS

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

Infrastructure Developments Corp.                                         Date

/s/ Eric Montandon

                                                                                                            November 17, 2014

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

3.1.5*          Certificate of Amendment filed with the Nevada Secretary of State on June 23, 2014. Incorporated by reference to the Company's Form 8-K/A-2 filed with the Commission on November 12, 2014.

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

10.11*         Acquisition Agreement with Sagar Joseph Choran dated April 1, 2014. Incorporated by reference to the Company's Form 8-K/A-2 filed with the Commission on November 12, 2014.

10.12*         Orbis Lease. Incorporated by reference to the Company's Form 8-K/A-2 filed with the Commission on November 12, 2014.

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