Form 10-Q/A
period 2014-06-30
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2015-02-13
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 11, 2015, the number of shares outstanding of the issuer’s common stock, $0.001 par value, was 1,113,774,657.

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

Risk Factors

21

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3.

Defaults upon Senior Securities

25

Item 4.

Mine Safety Disclosures

25

Item 5.

Other Information

25

Item 6.

Exhibits

25

Signatures

26

Index to Exhibits

27

EXPLANATORY NOTE:

Infrastructure Developments Corp.’s Form 10-Q filed on August 21, 2014 has been amended hereby in its entirety on this Form 10-Q/A to: (i) include financial statements with the consolidated operations of Infrastructure Developments Corp., and its wholly-owned subsidiaries and for Orbis Real Estate’s operations for the periods subsequent to its acquisition date of June 25, 2014, and (ii) include separate financial statements for Orbis Real Estate and Infrastructure Developments Corp., for the periods prior to the acquisition date of June 25, 2014, as Exhibits 99.1 and 99.2.

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

Infrastructure Developments Corp
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash	$11,836	$2,946
Accounts Receivable	-	-
Other current assets	30,165	-

Total current assets	42,001	2,946
Property and Equipment (net)	16,355	-
Goodwill	118,450	-
Total Assets	$176,805	$2,946

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables	4,482	-
Accrued expenses	131,585	92,884
Notes payable	173,242	22,185

Total current liabilities	309,309	115,069

Total liabilities	$309,309	$115,069

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized
9,000,000 shares issued and outstanding	9,000	9,000
Common stock, $0.001 par value, 3,000,000,000 shares authorized;
653,774,657 shares issued	493,775	491,775
Additional paid-in capital	8,707,141	8,705,141
Retained earnings	(9,342,420)	(9,318,039)

Total stockholders' equity:	(132,504)	(112,123)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$176,805	$2,946

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenues:
Revenue	$-	$-	$-	$-
Total net revenues	-	-	-	-

Cost of Sales	-	-	-	-

Gross Income	-	-	-	-
Operating expenses:
General, selling and administrative expenses	7,041	4,651	11,676	14,331
Salaries and wages	6,000	6,000	12,705	12,000

Total operating expenses	13,041	10,651	24,381	26,331

Income (loss) from operations	(13,041)	(10,651)	(24,381)	(26,331)

Other income (expense)
Interest income (expense)	-	-	-	14,979
Loss on Investment	-	(19,301)	-	(19,301)
Other income (expense)	-	-	-	-

Total other income (expense)	-	(19,301)	-	(4,322)

Income (loss) before income tax	(13,041)	(29,952)	(24,381)	(30,653)

Provision for income taxes	-		-	-

Net income (loss)	$(13,041)	$(29,952)	$(24,381)	$(30,653)

Basic income (loss) per share	$-	$-	$-	$-
Diluted income (loss) per share	$-	$-	$-	$-
Weighted average shares - Basic	547,107,990	471,774,657	520,107,990	471,774,657
Weighted average shares - Diluted	547,107,990	471,774,657	520,107,990	471,774,657

The accompanying notes are an integral part of these consolidated financial statements.

Infrastructure Developments Corp
Condensed Statements of Cash Flows
(Unaudited)

For the Six Months Ended
June 30,		June 30,
2014		2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net income ( loss)	$(24,381)	$(30,654)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	99	-
(Gain) Loss on investment	-	19,301

Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	-	-
Prepaid Expenses	-	-
Other current assets	(30,165)	-
Increase (decrease) in:
Accounts Payable	4,482	(262,706)
Notes Payable	151,057
Accrued Expenses	38,701	6,041

Net Cash Provided (Used) in Operating Activities	139,793	(268,018)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(134,904)	-
Repayment of related party payable	-	-

Net Cash Provided (Used) by Investing Activities	(134,904)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Long term debt	-	-
Increase in long term debt	-	-
Common stock issued for services	4,000	-
Proceeds from convertible debt	-	264,528

Net Cash Provided by Financing Activities	4,000	264,528

NET INCREASE IN CASH	8,890	(3,490)

CASH AT BEGINNING OF PERIOD	2,946	7,600

CASH AT END OF PERIOD	$11,836	$4,110

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

a.

Principles of Consolidation

The consolidated financial statements herein include the operations of the consolidated operations of the Company and its wholly-owned subsidiaries. For the periods subsequent to the acquisition date of June 25, 2014, the successor financial statements are included herein reflecting ASC 805 acquisition accounting for Orbis. All intercompany transactions and balances have been eliminated in consolidation. The Company is addressing the requirements in Article 8 of Regulation S-X by presenting separate financial statements for Orbis and the Company for the periods prior to the acquisition date of June 25, 2014, as Exhibits 99.1 and 99.2.

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

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

June 30, 2014

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had $143,207 payables to related parties as of June 30, 2014 and $0 as of December 31, 2013.

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

Net Losses

Net loss for the three month period ended June 30, 2014, was $38,375 as compared to $37,000 for the three month period ended June 30, 2013. Net loss for the six month period ended June 30, 2014, was $62,756 as compared to $67,653 for the six month period ended June 30, 2013. The Company is confident that it will transition to net income in the next twelve months based on the anticipated development of its Wing House and Orbis businesses.

Net Revenues

Net revenue for the three month period ended June 30, 2014, was $71,289 as compared to $0 for the three month period ended June 30, 2013. Net revenue for the six month period ended June 30, 2014, was $71,289 as compared to $0 for the six month period ended June 30, 2013.  The increase in net revenues was due to the consolidation of Orbis revenue in the periods.  We expect net revenues to increase over the next twelve months as a result of our development of our Wing House and Orbis businesses.

Gross Income

Gross income for the three month period ended June 30, 2014, was $26,736 as compared to $0 for the three month period ended June 30, 2013. Gross income for the six month period ended June 30, 2014, was $26,736 as compared to $0 for the six month period ended June 30, 2013. The realization of gross income is due to the consolidation of Orbis' operations. We expect gross income to increase over the next twelve months as revenues increase and cost of sales decrease as a percentage of revenues.

Operating Expenses

Operating expense for the three month period ended June 30, 2014, was $65,111 as compared to $37,000 for the three month period ended June 30, 2013. Operating expense for the six month period ended June 30, 2014, was $89,492 as compared to $63,331 for the six month period ended June 30, 2013. Operating expenses are from general, selling and administrative expenses, and salaries and wages. The increases are due to the consolidation of Orbis' operations. We expect operating expenses to increase in the near term as we develop operations.

Other Expenses

Other expenses for the three month periods ended June 30, 2014, and June 30, 2013, were $0. Other expenses for the six month period ended June 30, 2014, were $0 as compared to $4,322 for the six month period ended June 30, 2013.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of June 30, 2014, we had a working capital deficit of $302,165. Our current assets were $26,306 and our total assets were $160,144. Our current and total liabilities were $331,023 consisting of notes payable of $199,733, accrued expenses of $129,534, and accounts payable of $1,757. Stockholders deficit was $170,879 as of June 30, 2014.

Cash flows provided by operating activities for the six month period ended June 30, 2014 were $128,016 compared to cash flows used in operating activities of $288,577 for the six month period ended June 30, 2013. Cash flow provided by operating activities in the current period is primarily due to an increase in notes payable. We expect to transition to cash flow provided by operations over the next twelve months once we transition from net losses to net income.

Cash flows used in investing activities for the six month periods ended June 30, 2014 were $137,514 compared to $0 for the six month periods ended June 30, 2013. We expect to use cash flow in investing activities over the next twelve months as we develop our Wing House and Orbis businesses.

Cash flows provided by financing activities for the six month period ended June 30, 2014 were $4,000 as compared to $284,528 for the six month period ended June 30, 2013. Cash flows provided by financing activities in the current period are attributable to common stock issued for services and an increase in long term debt.  We expect to realize cash flows provided by financing activities over the next twelve months.

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

s/ Eric Montandon

February 11, 2015

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

99.1

Financial statements of the Company

, January 1 through June 24, 2014.

99.2

Financial statements of Orbis, January 1 through June 24, 2014.

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

27