Form 10-Q/A
period 2014-06-30
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2015-03-23
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-2

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 22, 2015, the number of shares outstanding of the issuer’s common stock, $0.001 par value, was 1,113,774,657.

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

12

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

19

Item 4.

Controls and Procedures

19

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

20

Item 1A.

Risk Factors

20

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults upon Senior Securities

24

Item 4.

Mine Safety Disclosures

24

Item 5.

Other Information

24

Item 6.

Exhibits

24

Signatures

25

Index to Exhibits

26

EXPLANATORY NOTE

Infrastructure Developments Corp.’s Form 10-Q filed on August 21, 2014 and Form 10-Q/A filed on February 13, 2015 have been amended hereby in their entirety on this Form 10-Q/A-2 to include financial statements with the consolidated operations of Infrastructure Developments Corp., and its wholly-owned subsidiaries and for Orbis Real Estate’s operations for the periods subsequent to its acquisition date of June 25, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” and “us” refer to Infrastructure Developments Corp., a Nevada corporation, and our subsidiaries and predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q/A-2 reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

INFRASTRUCTURE DEVELOPMENTS CORP. (Fka Orbis Real Estate) Consolidated Balance Sheets (unaudited)
ASSETS

	June 30,	December 31,
	2014	2013
CURRENT ASSETS

Cash	$11,836	$3,357
Other current assets	30,164	18,502
Total Current Assets	42,000	21,859

PROPERTY AND EQUIPMENT, net	16,355	19,935

OTHER ASSETS

Intangible assets	118,450	-

Total Other Assets	118,450	-

TOTAL ASSETS	$176,805	$41,794

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$4,482	$2,769
Accrued expenses	131,585	-
Note payable-related party	143,207	-
Notes payable, current portion	30,035	113,603
Total Current Liabilities	309,309	116,372

NON-CURRENT LIABILITIES

Notes payable, long-term	-	-
Total Non-Current Liabilities	-	-

TOTAL LIABILITIES	309,309	116,372

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $0.001 par value,
10,000,000 shares shares authorized, 9,000,000 shares
issued and outstanding	9,000	-
Common stock, $0.001 par value, 3.000,000,000 shares
authorized, 653,774,657 and 160,000,000 shares
issued and outstanding	653,775	160,000
Additional paid-in capital	(680,760)	(160,000)
Accumulated deficit	(116,007)	(74,578)
Total Stockholders' Equity (Deficit)	(133,992)	(74,578)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$175,317	$41,794

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP. (fka Orbis Real Estate) Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUE	$43,241	$-	$77,154	$-

COST OF SALES	31,212	-	49,639	-

GROSS PROFIT	12,029	-	27,515	-

OPERATING EXPENSES

Depletion, depreciation, and accretion	1,093	-	2,983	-
General and administrative expenses	28,258	2,852	65,961	2,852

Total Operating Expenses	29,351	2,852	68,944	2,852

LOSS FROM OPERATIONS	(17,322)	(2,852)	(41,429)	(2,852)

OTHER INCOME (EXPENSES)

Interest expense	-	-	-	-

Total Other Income (Expenses)	-	-	-	-

LOSS BEFORE INCOME TAXES	(17,322)	(2,852)	(41,429)	(2,852)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(17,322)	$(2,852)	$(41,429)	$(2,852)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	187,130,476	160,000,000	173,640,184	160,000,000

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP. (Fka Orbis Real Estate) Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,429)	$(2,852)
Adjustments to reconcile net loss to net
used in operating activities:
Depreciation, depletion, and accretion	2,983	-
Changes in operating assets and liabilities
Other current assets	(11,662)	(30,783)
Accounts payable and accrued expenses	123,961	-

Net Cash Used in Operating Activities	73,853	(33,635)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(118,450)	-
Purchase of fixed assets	(6,563)	(573)

Net Cash Used in Investing Activities	(125,013)	(573)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable-related parties	143,207	-
Rpayment of notes payable	(83,568)	-
Proceeds from notes payable	-	34,208

Net Cash Provided by Financing Activities	59,639	34,208

NET (DECREASE) INCREASE IN CASH	8,479	-

CASH AT BEGINNING OF PERIOD	3,357	-

CASH AT END OF PERIOD	$11,836	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Debt assumed in recapitalization	$26,985	$-

The accompanying notes are an integral part of these consolidated financial statement

ASIA8, INC. Notes to the Financial Statements

September 30, 2010

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

Effective June 25, 2014, the Company acquired the assets, business, and operations of Orbis Real Estate ("Orbis"), a real estate brokerage firm based in Dubai, United Arab Emirates. The transaction involves issuance of the Company's common shares in return for full control of Orbis’ business. The owners of Orbis became the controlling shareholders of the Company. Accordingly Orbis is accounted for as the predecessor to the Company and the historical financial statements are presented as those of the Company through June 25, 2015 after which the financial statements are consolidated with those of Infrastructure Developments Corp.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

a.     Principles of Consolidation

The financial statements herein include the operations of the Orbis. For the periods subsequent to the acquisition date of June 25, 2014, the financial statements are herein reflect the consolidated financial position and operations of the Company and Orbis. All intercompany transactions and balances have been eliminated in consolidation.

INFRASTRUCTURE DEVELOPMENTS CORP.

(fka Orbis Real Estate)

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

(fka Orbis Real Estate)

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

h.   Advertising

The Company expenses the cost of advertising as incurred. For the period ended June 30, 2014 and the year ended December 31, 2013, the Company had $10,468 and no advertising expenses, respectively.

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

j. Income per Common Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period.

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

(fka Orbis Real Estate)

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

n. Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

o. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, investments, receivables, payables, and notes payable.  The carrying amount of cash, investments, receivables, and payables approximates fair value because of the short-term nature of these items.  The carrying amount of long-term notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

NOTE 4 – SHORT-TERM NOTES PAYABLE

The Company has from time to time short-term borrowings from various unrelated and related entities.  These advances are non-interest bearing, unsecured and due upon demand. Because of the short-term nature of the notes the Company has not imputed an interest rate.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had $143,207 payables to related parties as of June 30, 2014 and $0 as of December 31, 2013.

INFRASTRUCTURE DEVELOPMENTS CORP.

(fka Orbis Real Estate)

Condensed Notes to the Financial Statements (Unaudited)

June 30, 2014

NOTE  6 – STOCKHOLDERS' EQUITY

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

NOTE  7 – SUBSEQUENT EVENTS

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

Net Losses

Net loss for the three month period ended June 30, 2014, was $17,322 as compared to $2,852 for the three month period ended June 30, 2013. Net loss for the six month period ended June 30, 2014, was $41,429 as compared to $2,852 for the six month period ended June 30, 2013. The Company is confident that it will transition to net income in the next twelve months based on the anticipated development of its Wing House and Orbis businesses.

Net Revenues

Net revenue for the three month period ended June 30, 2014, was $43,241 as compared to $0 for the three month period ended June 30, 2013. Net revenue for the six month period ended June 30, 2014, was $77,154 as compared to $0 for the six month period ended June 30, 2013.  The increase in net revenues was due to the consolidation of Orbis revenue in the periods. We expect net revenues to increase over the next twelve months as a result of our development of our Wing House and Orbis businesses.

Gross Profit

Gross profit for the three month period ended June 30, 2014, was $12,029 as compared to $0 for the three month period ended June 30, 2013. Gross income for the six month period ended June 30, 2014, was $27,515 as compared to $0 for the six month period ended June 30, 2013. The realization of gross income is due to the consolidation of Orbis' operations. We expect gross income to increase over the next twelve months as revenues increase and cost of sales decrease as a percentage of revenues.

Operating Expenses

Operating expense for the three month period ended June 30, 2014, was $29,351 as compared to $2,852 for the three month period ended June 30, 2013. Operating expense for the six month period ended June 30, 2014, was $68,944 as compared to $2,852 for the six month period ended June 30, 2013. Operating expenses are from general, selling and administrative expenses, and salaries and wages. The increases are due to the consolidation of Orbis' operations. We expect operating expenses to increase in the near term as we develop operations.

Other Expenses

Other expenses for the three month periods ended June 30, 2014, and June 30, 2013, were $0. Other expenses for the six month periods ended June 30, 2014, and June 30, 2013, were $0.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of June 30, 2014, we had a working capital deficit of $267,309. Our current assets were $42,000 and our total assets were $176,805. Our current and total liabilities were $309,309 consisting of notes payable to related parties of $143,207, current portions of notes payable of $30,035, accrued expenses of $131,585, and accounts payable of $4,482. Stockholders’ deficit was $133,992 as of June 30, 2014.

Cash flows provided by operating activities for the six month period ended June 30, 2014 were $73,853 compared to cash flows used in operating activities of $33,635 for the six month period ended June 30, 2013. Cash flow provided by operating activities in the current period is primarily due to an increase in accounts payable and accrued expenses. We expect to transition to cash flow provided by operations over the next twelve months once we transition from net losses to net income.

Cash flows used in investing activities for the six month periods ended June 30, 2014 were $135,013 compared to $0 for the six month periods ended June 30, 2013. Cash flow used by investing activities in the current period is primarily due to a purchase of intangible assets. We expect to use cash flow in investing activities over the next twelve months as we develop our Wing House and Orbis businesses.

Cash flows provided by financing activities for the six month period ended June 30, 2014 were $59,639 as compared to $34,208 for the six month period ended June 30, 2013. Cash flows provided by financing activities in the current period are attributable to notes payable from a related party. We expect to realize cash flows provided by financing activities over the next twelve months.

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

Recent Accounting Pronouncements

Please see Note 3 to our condensed notes to the financial statements for recent accounting pronouncements.

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

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFTETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 26 of this Form 10-Q/A-2, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infrastructure Developments Corp.

Date

s/ Eric Montandon

March 22, 2015

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