Form 10-Q/A
period 2014-09-30
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2015-03-23
CIK 1389415

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

Item 1.

Financial Statements

3

Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31,

2013 (audited)

4

Unaudited, Consolidated Statements of Operations for the three and nine month periods ended September 30, 2014 and September 30, 2013

5

Unaudited, Consolidated Statements of Cash Flows for the nine month periods ended

September 30, 2014 and September 30, 2013

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

Risk Factors

20

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults upon Senior Securities

23

Item 4.

Mine Safety Disclosures

24

Item 5.

Other Information

24

Item 6.

Exhibits

24

Signatures

25

Index to Exhibits

26

EXPLANATORY NOTE

Infrastructure Developments Corp.’s Form 10-Q filed on November 19, 2014 has been amended hereby in their entirety on this Form 10-Q/A to include financial statements with the consolidated operations of Infrastructure Developments Corp., and its wholly-owned subsidiaries and for Orbis Real Estate’s operations for the periods subsequent to its acquisition date of June 25, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” and “us” refer to Infrastructure Developments Corp., a Nevada corporation, and our subsidiaries and predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q/A reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

INFRASTRUCTURE DEVELOPMENTS CORP. (Fka Orbis Real Estate) Consolidated Balance Sheets (unaudited)
ASSETS

	September 30,	December 31,
	2014	2013
CURRENT ASSETS

Cash	$60	$3,357
Other current assets	28,858	18,502
Total Current Assets	28,918	21,859

PROPERTY AND EQUIPMENT, net	12,776	19,935

OTHER ASSETS

Intangible assets	122,963	-
Total Other Assets	122,963	-

TOTAL ASSETS	$164,657	$41,794

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,757	$2,769
Accrued expenses	129,534	-
Notes payable, current portion	199,733	113,603
Total Current Liabilities	331,024	116,372

NON-CURRENT LIABILITIES

Notes payable, long-term	-	-

Total Non-Current Liabilities	-	-
TOTAL LIABILITIES	331,024	116,372

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $0.001 par value,
10,000,000 shares shares authorized, no shares
issued and outstanding	-	-
Common stock, $0.001 par value, 3.000,000,000 shares
authorized, 1,113,774,657 and 160,000,000 shares
issued and outstanding	1,113,775	160,000
Additional paid-in capital	(1,125,760)	(160,000)
Accumulated deficit	(154,382)	(74,578)

Total Stockholders' Equity (Deficit)	(166,367)	(74,578)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$164,657	$41,794

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP. (fka Orbis Real Estate) Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUE	$71,289	$-	$148,443	$-

COST OF SALES	44,554	-	94,193	-

GROSS PROFIT	26,735	-	54,250	-

OPERATING EXPENSES

Depletion, depreciation, and accretion	1,789	-	4,772	-
General and administrative expenses	63,321	40,326	129,282	43,178

Total Operating Expenses	65,110	40,326	134,054	43,178

LOSS FROM OPERATIONS	(38,375)	(40,326)	(79,804)	(43,178)

OTHER INCOME (EXPENSES)

Interest expense	-	-	-	-

Total Other Income (Expenses)	-	-	-	-

LOSS BEFORE INCOME TAXES	(38,375)	(40,326)	(79,804)	(43,178)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(38,375)	$(40,326)	$(79,804)	$(43,178)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	993,774,657	160,000,000	450,022,497	160,000,000

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP. (Fka Orbis Real Estate) Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,804)	$(43,178)
Adjustments to reconcile net loss to net
used in operating activities:
Depreciation, depletion, and accretion	4,772	-
Changes in operating assets and liabilities
Other current assets	(10,356)	(24,616)
Accounts payable and accrued expenses	130,855	-

Net Cash Used in Operating Activities	45,467	(67,793)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(122,963)	-
Purchase of fixed assets	(11,931)	(13,956)

Net Cash Used in Investing Activities	(134,894)	(13,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable-related parties	143,207	-
Repayment of notes payable-related parties	(143,207)	-
Repayment of notes payable	86,130	-
Proceeds from notes payable	-	81,749

Net Cash Provided by Financing Activities	86,130	81,749

NET (DECREASE) INCREASE IN CASH	(3,297)	-

CASH AT BEGINNING OF PERIOD	3,357	-

CASH AT END OF PERIOD	$60	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$15,000	$-
Debt assumed in recapitalization	$26,985	$-

The accompanying notes are an integral part of these consolidated financial statement

INFRASTRUCTURE DEVELOPMENTS CORP.

(fka Orbis Real Estate)

Condensed Notes to the Financial Statements (Unaudited)

September 30, 2014

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.   Advertising

The Company expenses the cost of advertising as incurred. For the period ended September 30, 2014 and the year ended December 31, 2013, the Company had no advertising expenses.

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

k. Impairment of Long-Lived Assets (Continued)

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  In addition, depreciation of the asset ceases. During the period ended September 30, 2014 and year ended December 31, 2013, no amounts were written off from the Company’s long-lived assets.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had $0 payables to related parties as of September 30, 2014 and $0 as of December 31, 2013.

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

As of September 30, 2014, the Company had 1,113,774,657 shares of common stock and 9,000,000 preferred Stock issued and outstanding.

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

Wing Houses are rated for extreme temperatures, safe in hurricanes and earthquakes, meet the highest safety and building code standards, and are very economical.  The units use insulation sourced from Bradford Insulation, Australia’s leading insulation brand.  The units carry a 5-star energy use rating and are ideal for use in extreme climates

Wing Houses come in many building configurations and room configurations, and they retail at approximately $45,000-$85,000 ex-port in China.  The Wing House is built in China by Renhe Manufacturing and has been re-branded by the Company.  Renhe has an exclusive worldwide distribution agreement with MKL Asia, a company owned by the original patent holder who is also the principal of Renhe.  MKL Asia has granted a sub-distribution license to the Company and its affiliates to market and sell Wing House in North America, the Middle East region (including Gulf Cooperation Council nations Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates) and most of Southeast Asia.

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

Dubai was the world’s top performing real estate market through 2013 and early 2014, leading the Global Property Guide’s house price survey for five consecutive quarters.  Residential prices rose 31.57 per cent during the year prior to Q1 2014. UK-based Knight Frank reports that house prices rose 27.7 per cent over the 12 months to March 2014, the fastest pace among the 54 countries tracked by the consultancy’s global house price index.

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

•

UAE residents or foreigners seeking investment-grade properties in the UAE;

•

Companies seeking office, retail, industrial and other commercial properties;

•

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

As of September 30, 2014, Orbis had a total of 184 rental and 212 sales listings.

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

Net Losses

Net loss for the three month period ended September 30, 2014, was $38,375 as compared to $40,326 for the three month period ended September 30, 2013. Net loss for the nine month period ended September 30, 2014, was $79,804 as compared to $43,178 for the nine month period ended September 30, 2013. Net loss in the current period was primarily from the operations of Orbis. Net loss in the previous period was from operations prior to the acquisition of Orbis. The Company is confident that it will transition to net income in the next twelve months based on the anticipated development of its Wing House and Orbis businesses.

Net Revenues

Net revenue for the three month period ended September 30, 2014, was $71,289 as compared to $0 for the three month period ended September 30, 2013. Net revenue for the nine month period ended September 30, 2014, was $148,443 as compared to $0 for the nine month period ended September 30, 2013. The increase in net revenues was due to the consolidation of Orbis revenue in the periods. Net revenue was the same for the three and nine month periods because the nine months only includes the operations from Orbis since its acquisition on June 25, 2014. We expect net revenues to increase over the next twelve months as a result of our development of our Wing House and Orbis businesses.

Gross Profit

Gross profit for the three month period ended September 30, 2014, was $26,735 as compared to $0 for the three month period ended September 30, 2013. Gross profit for the nine month period ended September 30, 2014, was $54,250 as compared to $0 for the nine month period ended September 30, 2013. The realization of gross profit is due to the consolidation of Orbis' operations. We expect gross income to increase over the next twelve months as revenues increase and cost of sales decrease as a percentage of revenues.

Operating Expenses

Operating expense for the three month period ended September 30, 2014, was $65,110 as compared to $40,326 for the three month period ended September 30, 2013. Operating expense for the nine month period ended September 30, 2014, was $134,054 as compared to $43,178 for the nine month period ended September 30, 2013. Operating expenses are from general, selling and administrative expenses, and salaries and wages, and depreciation.

Other Expenses

Other expenses for the three month periods ended September 30, 2014, and September 30, 2013 were $0. Other expenses for the nine month period ended September 30, 2014, and September 20, 2013, were $0.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of September 30, 2014, we had a working capital deficit of $302,106 Our current assets were $28,918 – of which $60 was in cash – and our total assets were $164,657. Our current and total liabilities were $331,024 consisting of notes payable of $199,733, accrued expenses of $129,534, and accounts payable of $1,757. Stockholders’ deficit was $166,367 as of September 30, 2014.

Cash flows provided by operating activities for the nine month period ended September 30, 2014 were $45,467 compared to cash flows used in operations of $67,793 for the nine month period ended September 30, 2013. Cash flow provided by operating activities in the current period is primarily due to an increase in accounts payable and accrued expenses.

Cash flows used in investing activities for the nine month periods ended September 30, 2014 were $134,894 as compared to $13,956 for the nine month period ended September 30, 2013. We expect to use cash flow in investing activities over the next twelve months as we develop our Wing House and Orbis businesses.

Cash flows provided by financing activities for the nine month period ended September 30, 2014 were $86,130 as compared to $81,749 for the nine month period ended September 30, 2013. Cash flows provided by financing activities in the current period are attributable to proceeds from and repayment of notes payable. We expect to realize cash flows provided by financing activities over the next twelve months.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFTETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 26 of this Form 10-Q/A, and are incorporated herein by this reference.

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