Form 10-K
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2015-04-28
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

(Mark One)

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes☐ No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☑ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller reporting company þ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No ☑

The aggregate market value of the registrant’s common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (582,442,708 shares) was $582,443 based on the average of the bid and ask price ($0.001) for the common stock on April 21, 2015.

At April 21, 2015, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 1,113,774,657, and the number of shares outstanding of the registrant’s preferred stock, $0.001 par value, was 0.

TABLE OF CONTENTS

PART I

Item1.

Business

3

Item 1A.

Risk Factors

18

Item 1B.

Unresolved Staff Comments

21

Item 2.

Properties

21

Item 3.

Legal Proceedings

22

Item 4.

Mine Safety Disclosures

22

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer           Purchases of Equity Securities22

Item 6.

Selected Financial Data

23

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

24

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

28

Item 8.

Financial Statements and Supplementary Data

28

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

29

Item 9A.

Controls and Procedures

29

Item 9B.

Other Information

30

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance

30

Item 11.

Executive Compensation

33

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related          Stockholder Matters34

Item 13.

Certain Relationships and Related Transactions, and Director Independence

35

Item 14.

Principal Accountant Fees and Services

36

PART IV

Item 15.

Exhibits and Financial Statement Schedules

37

Signatures

38

PART I

ITEM 1.  BUSINESS

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

During 2014, the Company determined that it had nominal assets and these assets consisted solely of cash, and therefore the Company determined that it became a “shell” company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

On June 25, 2014, the Company closed the Agreement with Joseph and acquired Orbis as a wholly owned subsidiary. The Company authorized the issuance of 160,000,000 shares to Joseph pursuant to the Agreement. At that time the Company ceased being a "shell” company.

In July 23, 2014 the Company dissolved its subsidiary Interspec International, Inc.

On July 24, 2014, the Company authorized the conversion of 9,000,000 shares of Preferred stock issued on February 4, 2013, to 450,000,000 shares of the Company's common stock.

In September 2014, the Company appointed a new director and corporate secretary, Cyril Means, to serve until the next annual general meeting shareholders.

In October 2014, the Company authorized the conversion of $15,000 in aged debt to 10,000,000 shares of the Company's common stock.

Our common stock is quoted on the OTC Pink electronic quotation system under the symbol “IDVC”.

Overview of Infrastructure Developments Corporation

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

Wing House Overview

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

Wing Houses are rated for extreme temperatures, safe in hurricanes and earthquakes, meet the highest safety and building code standards, and are very economical.  The units use insulation sourced from Bradford Insulation, Australia’s leading insulation brand.  The units carry a 5-star energy use rating and are ideal for use in extreme climates.

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

Standard configurations include:

•

3 bedrooms + 1 living room + 1 kitchen + 1 bath + 1 laundry

•

4 bedrooms + 2 kitchens + 2 baths

•

4 bedrooms + 4 baths

•

6 bedrooms + 6 baths

•

8 bedrooms + 4 baths

•

1 classroom + 1 bath + 1 office

•

1 large room

The Wing House is available in configurations specifically optimized for classroom use, wired with high speed Internet and with computer stations included.

The range of products also includes the newly developed “pop out” 20 and 40 foot rapid deployment units that slide out in minutes and are also pre-fit with all baths and fixtures.

The Wing House has been featured in a National Association of Realtors (NAR) white paper, titled “The Shipping Container as a Home”, released by the NAR’s Center for Realtor Technology, released on December 10, 2014. The report generated a substantial increase in website visits and product inquiries.

The Company has been involved in managing design/build construction projects in the past in Southeast Asia, namely barracks and other facilities managed for the US Navy.  Operational opportunities in this industry are still being pursued.

The Modular Building Institute (MBI) estimates that at the end of 2011 there were well over 500,000code-compliant relocatable buildings in North America.  MBI estimated that the total value of industry owned relocatable buildings was between $5.5 - $6.0 billion, and that these assets generated estimated annual revenues of $3.0 billion. MBI reports as follows:

...fleet owners indicated that top markets served were: classrooms or educational units; construction site offices; general offices; retail/hospitality; and “energy/industrial” This last category is comprised mainly of workforce housing accommodations in areas of energy exploration.

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

A Freedonia Group's industry market research report from late 2011 indicated that inside the multi-billion dollar U.S. nonresidential prefabricated building system industry, modular building systems provide the best growth opportunities, and commercial applications are expected to post the fastest gains of any major market. The Company's own research on market demand – combined with new features and refinements of the product to meet more stringent buyer standards –influenced it to initiate this rollout in 2013. Silver Fern Enterprises – based in Texas – handles the Company's Wing House marketing in the U.S. The Company's Wing House marketing in the Gulf Cooperation Council region is through Al Battal Trading; we own one unit in Saudi Arabia to support the marketing effort there. The Company's Wing House marketing in Southeast Asia is through Allied Building Co.; we own two units in Thailand to support the marketing effort there.

Wing House Competition

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

International Wing House Markets

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

Orbis Real Estate Overview

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

The Dubai Real Estate Market

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

This radical increase, backed by IMF warnings of an overheating market, led the UAE Central Bank to introduce a package of new regulations, including mortgage caps and increased transaction fees, aimed at cooling the market. These measures, combined with the introduction of a substantial number of new units a widespread perception that prices had escalated too fast, led to a substantial slowing of the market beginning in mid-2014. Dubai's property prices rose by 12.98% in 2014, down from 21.52% in 2013, and 21.64% in 2012, but home prices actually dropped, though slightly, in the 3rd and 4th quarters.  This trend continued in the first quarter of 2015, with the REIDIN sales index indicating that apartment prices fell two per cent quarter-on-quarter in Q1, while villa prices dropped by one per cent compared to Q4, 2014.

Craig Plumb, head of Research at Jones Land LaSalle MENA, states: “The Dubai real estate market continued to experience subdued activity during the first quarter of the year… We expect this trend to continue with average sale prices declining by up to 10 per cent during 2015. Sale prices normally move ahead of rents and this appears to be happening in the residential market in Dubai at present. While this is resulting in increased rental yields, this is likely to be a temporary factor with more attractive yields eventually increasing demand and therefore sale prices again.”

Multiple factors indicate that while the combination of regulatory intervention aimed at cooling markets, new stock entering the market, and rapidly escalating prices will cool Dubai’s real estate market in 20l5, growth is likely to resume in subsequent years.

Economic growth remains robust, with the Oxford Business Group estimating 2014 growth at 5 percent and projecting 4.5 percent growth in 2015 and 2016. Dubai’s hosting of World Expo 2020, a six-month trade event that is expected to attract 25 million visitors, is driving a substantial surge in public and private investment.  Projects worth Dh30 billion are expected to be built across Dubai before the event takes place. The government has earmarked $1.73 billion for new infrastructure projects in 2015, up 13 per cent year-on-year, and this rate of spending is expected to continue and increase up to 2020. Expo 2020 is expected to create up to 100,000 new jobs over 2015-2021, and add 0.5-0.6 percentage points to gross domestic product (GDP).

Despite the price surge in 2012 and 2013, Dubai’s real estate prices remain extremely affordable by global standards, and rental yields remain high, an attractive combination for real estate investors. The Global Property Guide compare prices, rents, and yields for 120 square meter apartments in major cities, showing that Dubai at $5,037 is merely one quarter the cost of locales such as New York and Hong Kong.

Dubai also retains strong appeal for medium- to long-term investment buyers, based on perceived potential for value appreciation and, equally important, on high rental yields and a highly favorable tax environment. Dubai imposes no tax on either rental income or capital gain from eventual sale.

World Tax Rates
	Yield	Rental Income Tax	Capital Gains Tax
Dubai	6.63%	0	0
Japan	5.53%	1.7%	15%
Denmark	5.18%	3.67%	24%
Turkey	5.05%	14.61%	0
Russia	3.8%	30%	30%
France	3.63%	10%	33.3%
Hong Kong	3.0%	12.16%	0
Singapore	2.41%	15.13%	0
UK	2.09%	0	23%
120-sq. m. apartments located in premier city centers. Source: Global Property Guide

Dubai’s relative affordability and investment appeal are supported by strong economic and demographic fundamentals and by a regulatory system that has seen significant evolution since the market crash of

2008-2009. The period preceding that crash was distinguished by excessive reliance on real estate and construction. The collapse of those industries led to the development of a more diversified economy that is better insulated from shocks in any single sector.

Sector Share in Dubai GDP (2013 Q2)
Sector	Percentage
Financial projects	12%
Transportation	14%
Real estate	13%
Construction	8%
Manufacturing	16%
Whole sale and retail	29%
Other	8%
Source: Dubai Economic Council

Six years ago, construction and real estate accounted for one-third of the economy, but that figure has now been reduced to 21 per cent. Foreign trade, a key element of Dubai’s economy, has shown consistent growth, from 1.1 trillion dirhams in 2011 to 1.235 trillion in 2012, 1.329 trillion in 2013 and 1.331 trillion in 2014. The acceleration of foreign trade underscores Dubai’s role as regional trade and financial hub.

Dubai’s population growth is a primary driver of long term real estate demand.  A recent Workforce Planning Study commissioned by Dubai International Academic City (DIAC) and conducted by Deloitte claims that Dubai’s construction and real estate sectors are facing a combined manpower shortage of up to 500,000 people heading into 2015, with project managers, design engineers, and civil engineers in acutely short supply.  The shortage has been exacerbated by new green engineering standards and the generally increasing sophistication of these industries, which require increasingly large numbers of well paid professionals. The Dubai statistics center estimates 2014 population growth at 5 percent and anticipates continued growth.

HSBC Global Research predicts that 90,000 new units will be added to Dubai’s housing stock by 2018, but with the population growing by 100,000 per year and the surging demand for knowledge workers, that’s unlikely to keep pace with demand.

UAE's Projected Population Growth (thousands of people)
	2005	2010	2015	2020
Emirati	990	1,000	1,005	1,010
Expatriate	3,100	3,600	4,000	4,400
Total	4,000	4,600	5,005	5,410
Source: Euromonitor

Dubai’s largely expatriate population provides a high rate of real estate turnover, as expatriate workers leave and new ones replace them.  This constant “churning” in the real estate market creates high resale demand and liquidity.

The Dubai Real Estate Brokerage Industry

Dubai’s real estate brokerage business is highly fragmented and highly competitive: regional news provider Zawya wrote on Sept 10, 2014 that there are 2238 real estate brokers licensed by Dubai’s Real Estate Regulatory Authority (RERA), which regulates real estate brokers. Unlike the property development industry, which is dominated by publicly traded entities, the brokerage business is dominated by privately held entities that disclose little information about their operations. RERA lists the individual licensed brokers employed by each firm, but does not maintain public data on transactions or revenues per broker.

Review of a randomly selected sample of brokers listed on RERA’s website suggests that roughly 25% of Dubai’s registered real estate brokerage firms employ only a single broker, with roughly 70% employing 3 or fewer. Many of these small brokerages focus on a single niche market focused on a single region or nationality (e.g. Russian-speaking brokers serving an almost exclusively Russian clientele). Many of these firms rely on a small network of contacts and have little online presence. Firms with 4-9 brokers account for 20% of the total. 9% have 10-30 brokers on staff, while only 1% have over 30. The recognized dominant player, Better Homes, has 12 Dubai offices and over 400 employees. International firms such as Cluttons International, Colliers International, Jones Lang LaSalle, C.B. Richard Ellis and others are active in the market, typically focusing on large scale commercial deal making.

With five brokers currently on staff, Orbis Realty is among the top 30% of Dubai’s brokerages in terms of size. Planned expansion would move Orbis into the top 10%, though still much smaller than the largest market participants.

Supply and Demand

Global Property Guide reports that Dubai's total residential stock was around 377,000 units at the end of 2014. Jones Lang LaSalle predicts that that 25,000 units will enter the market in 2015. Craig Plumb, JLL head of research for the Middle East and North Africa, believes that the addition of new supply is not a major influence on the current price correction: "It's manageable - with the population and incomes growing you'd expect to absorb (that)," said Plumb. "It's not supply that's causing the correction, it's more that prices got a bit too high."

HSBC Global Research predicts that Dubai will see 90,000 new units enter the market by 2018, but states that the market will absorb – fairly easily — the new supply even if the population grows less than 5 per cent per year, substantially below 2012 and 2013 levels. Assuming an average household size of 4.4 (per current Dubai statistics), the report estimates that the Dubai population would need to increase by 300,000 people by 2018 in order to absorb all of the new supply. “This population growth level is well below what we have seen over the past few years,” the bank states, citing Dubai Statistics Centre’s data.Citi stated recently that at the current pace of population growth, Dubai can absorb on average 25,000 new units per year. Citi Middle East Economist Farouk Soussa stated: “we believe there is scope for the market to absorb further development given the current rate of population growth…“The market is capable of absorbing on average around 25,000 units a year in future to maintain current vacancy rates. Current levels of construction activity, in other words, are not out of line with market fundamentals. Equally importantly, they are not currently creating the kind of distortions to overall economic growth that occurred in the lead up to 2008”.

Citi’s report projects an overall picture of supply growing in balance with demand and of gradually declining vacancy rates. Vacancy rates are predicted to reach a low of 8% by 2020 from a recent high of 20% in 2010, with housing demand increasing by 200,000 units in the next six years (source: Dubai Statistics, Jones Lang Lasalle, Citi Research).

Increased Regulatory Oversight

The period leading up to the 2008-2009 crash was characterized by very liberal regulation, which led to aggressive speculation that accelerated the growth of a property bubble. The government of Dubai has moved to confront and address regulatory deficiencies that led to the 2008-2009 crash.  Dubai has adopted new Investor Protection and Corporate Governance laws protecting investors from completion and handover delays and allowing the cancellation of contracts with mandatory refunds if developers fail to deliver.  The laws also require a wide range of disclosures aimed at providing buyers with complete information.  Dubai has instituted a system of mortgage caps designed to reduce speculation and control home prices.

UAE Federal Mortgage Caps (Maximum Loan-To-Value-Ratio)
Property Values	First Home (owner-occupied)	Second Home or Investment Property	Off-Plan Purchase
National
< US$1.36 million	80%	65%	50%
> US$1.36 million	70%	65%	50%
Expatriates
< US$1.36 million	70%	60%	50%
> US$1.36 million	65%	60%	50%
Source: UAE Central Bank, Cluttons.

The single greatest difference between today’s environment and that of 2008 lies in off-plan sales, the flipping of units in unfinished (in some cases unstarted) buildings that was so common in the buildup to the crisis. Control of off-plan sales is a top priority for Dubai’s Real Estate Regulatory, which aims to limit the dependency of developers on investors’ off-plan sales proceeds by ensuring developers make a 100% land payment and put down a 20% construction guarantee as collateral. Developers are also entitled to attach conditions to sales contracts in order to help prevent speculation and flipping, and some now define a period of six months to a year before a property can be resold.

RERA CEO Marwan bin Ghalita has publicly stated that RERA believes that there are too many brokerage firms in Dubai, and the agency is phasing in regulations aimed at reducing the number of active firms, including:

•

The pass mark for the mandatory test for renewal of broker’s license will increase from 75 percent to 85 percent from the start of 2015.

•

Broker cards will be phased out by June 2015, with registration to be linked to an Emirates ID.

•

New brokerage firms will be allowed to employ four agents for the first year and any increases to depend upon the firm’s transaction performance.

•

Agents who have not completed a transaction for anywhere between six to 12 months will receive a letter from RERA warning about their performance and if there is no improvement, RERA will cancel their registration.

Orbis sees these moves as a positive development that will reduce the number of small brokers, assist in the consolidation of the industry, and raise the standard of professionalism in the industry, making Dubai a more attractive destination for real estate investors.

The medium to long term prospects of Dubai’s property market rest upon a range of factors:

•

Affordability relative to other regional centers

•

High rental yields

•

Zero tax on rental income and capital gain

•

A diversified, expanding economy

•

Steadily increasing trade

•

A rising population

•

Regional perception of “safe haven” status

•

An upgraded regulatory structure backed by a government determined not to repeat the mistakes that led to the 2008-2009 crash

Challenges

Orbis Realty faces challenges common to any highly competitive urban brokerage environment, and challenges that are specific to Dubai.

The basic competitive challenges common to the industry in any highly competitive environment are, in summary, competition to generate unique sale and rental listings, competition for access to buyers, and competition for recruitment and retention of quality staff, particularly experienced licensed brokers.

Orbis also faces challenges unique to the Dubai market, including:

Generating a sufficient number and quality of sales and rental listings has emerged as the single most significant challenge for Dubai real estate brokers.  Competition for listings is intense, particularly now that the previously common practice of cold calling property owners to look for potential sellers has been banned.

As discussed above, unprofessional and/or unethical behavior by some brokers has led some buyers and sellers to take a negative view of Dubai-based brokers as a whole, a prejudice that must be overcome by legitimate brokers.

While most legitimate brokers welcome the tightened regulatory environment now prevailing in Dubai, the rapid implementation of regulatory changes has occasionally created confusion and problems for brokers. Regulations may not be formally announced, and are often the subject of rumor and speculation. License renewal may take much longer than expected due to bureaucratic backlog, removing brokers from service. At times Developers have aggressively pushed projects still listed by RERA as “on hold”, generally due to delayed procedures or incomplete documentation. These factors and other similar ones add up to a compliance environment that requires vigorous and proactive effort from brokers who wish to stay fully informed of and compliant with a rapidly developing regulatory environment.

Dubai is home to large numbers of investment buyers, all seeking the highest possible return on their investments. This concentration of investors, as opposed to buyers and sellers focused on a simple change of residence, can pose challenges to brokers, as sellers may deal simultaneously with multiple brokers and in some cases will try to change prices even after a selling price has been agreed upon. Regulations are addressing these issues, but questionable practices remain and brokers must exercise caution in managing sellers and landlords.

Several prominent Dubai developers have recently announced moves to open their own in-house sales divisions, rather than relying on brokers. Some industry observers expect this to have a significant negative impact on the brokerage industry. Others point out that the impact is likely to be muted. Only the largest developers will be able to pursue this strategy successfully, with smaller developers continuing to establish relationships with brokers. Many buyers will prefer dealing with a broker who can offer projects from multiple developers to dealing with a sales office that represents only one developer’s products. Developers are likely to find that the cost of operating an in-house sales division exceeds the commissions previously paid to brokers. Sales direct from developers remain an important part of Dubai’s real estate industry, but their percentage of total sales has been significantly reduced since the 2005-2008 boom. The secondary market, which relies almost entirely on brokers, now accounts for well over half of Dubai’s total real estate sales.

Additional challenges are likely to be posed by the evolution of the market as a whole. The aggressively expansionary market of 2012-2013 no longer exists, with most analysts expecting prices to show a moderate decline in 2015, with transaction volume increasing as prices moderate. Orbis has observed price corrections in popular developments or locations driven by prices that have risen to a point that leads owners of investment properties to take profit. The resulting surge of properties on the market increases available supply and slows price growth, but it also provides new listings for brokers at manageable prices that are attractive to buyers. The reduced rate of price growth has a greater negative impact on developers, who have to gain returns on very large investments, than on brokers, who have a vested interest in seeing prices remain at relatively affordable levels.

While price corrections will continue, particularly in the most aggressively bought neighborhoods, developments, and asset classes, the overall Dubai economic environment remains strong, and Orbis believes that corrections are more likely to accelerate deal volume than to reduce it.

Aside from these factors, which are common to all Dubai-based brokers, Orbis faces the particular internal challenge of managing its own growth. IDVC and Orbis intended to initiate significant expansion, hiring new brokers and opening at least one new office ideally by the end of 2015. This expansion has been postponed due to the soft market conditions in late 2014 and the first quarter of 2014. The continuation of these plans will depend on observed market conditions. Orbis expects that moderating prices combined with strong economic fundamentals will generate an increase in transaction volume, and will pursue expansion as conditions permit.  The planned expansion will place new demands on management structures and will require close attention to sustain quality and a high level of personal service while operating with a larger staff and from multiple locations.

Business Strategy

Orbis believes that there are no “magic bullet” solutions to the challenges described above. The Company embraces a competitive strategy based simply on providing clients, on all sides of the sale/rental equation, with highly professional and personalized service that meet the highest global standards. In the specific Dubai context, this philosophy is expressed in the following specific policy targets:

•

Extreme selectivity in hiring staff, even at the expense of missing employee growth targets;

•

Maintenance of a multilingual and multicultural staff, in keeping with the cosmopolitan nature of the Dubai market;

•

Emphasis on quality listings, rather than focusing purely on quantity;

•

Maintaining balance between direct from developer and secondary market listings;

•

Focus on properties suitable for the mid-tier professionals, managers, and technical staff that drive the bulk of Dubai’s purchases, rather than on the extreme luxury market.

•

Development of new offices in key business locations.

•

Achieving growth while maintaining the strong personal client relationships that typically characterize smaller agencies.

•

Effective use of the Internet.

Orbis provides a wide range of property brokerage services, linking qualified buyers and renters with practical, affordable properties and matching property owners with qualified buyers and tenants. Orbis provides experienced-based advice on investment properties and links to properties suitable for medium to long-term investment in rental property.

Dubai brokers earned Dh1.8 billion (US$490 million) in commissions in 2013, with transaction volumes surging 50% over 2012. No equivalent figure has been released for 2014, but it is reasonable to assume that broker commissions have contracted proportional to overall transaction volume.  Demand for the services of licensed brokers is expected to resume as the market recovers, with the increase accelerated by the expected removal of marginal brokers from the market due to tighter economic conditions and regulatory requirements.

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

As of April 13, 2015, Orbis had a total of 133 rental and 109 sales listings.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

The Company and Orbis neither own nor have applied for any patents or trademarks. We do not license any of our technology from other companies.  Orbis has a license issued by the Government of Dubai Department of Economic Development, (license number 693743), that allows Orbis to engage in the business of real estate sales and leasing brokerage.  The license is renewable every year.  We have an exclusive distribution agreement with MKL Asia / Renhe Mobile Shelters of China for the Wing Houses.  The agreement between MKL and the Company is written as a sub-distributor appointment by MKL, has no specific commission or compensation terms, and can be canceled by MKL with 60 day notice.  We are not party to any franchise agreements, royalty agreements, concessions, or labor contracts.

Dependence on Major Customers or Suppliers

Neither the Company nor Orbis is not dependent on one or a few customers, as we have products targeted to a wide range of buyers.

Governmental Regulation

The Company is subject to local, state and national taxation in the jurisdictions where it operates. Additionally, Orbis's operations are subject to a variety of U.A.E. national, federal, state and local laws, rules and regulations.  Orbis subject to the regulations of the Government of Dubai Department of Economic Development, and the Government of Dubai Real Estate Regulatory Agency (RERA).  All brokerage agents working for Orbis must also be licensed by RERA annually.

Dubai’s brokerage industry is regulated by the Real Estate Regulatory Authority (RERA). RERA has significantly tightened regulatory requirements over the last two years in an effort to professionalize the industry and reduce speculation. RERA has banned cold-calling by brokers, required an annual test for broker registration, and required a wide range of disclosures that must be present in all correspondence and contracts. The once-common practice of underpriced “ghost listings” intended to generate calls in a bait-and-switch methodology has been specifically banned. Violations of RERA regulations may result in fines to individual brokers or brokerage firms, and repeated or severe violations may result in the cancellation of a broker’s license.

The Dubai Land Authority, under which RERA operates, has been the lead agency in Dubai’s efforts to stabilize the industry, control speculation, and prevent the emergence of another property bubble, and the new regulations, together with more assertive enforcement, are a part of this effort. Orbis realty expects the trend toward more aggressive regulation and more efficient enforcement to increase as Dubai brings its brokerage industry under a level of control analogous to that of fully developed economies.

Like most legitimate modern brokers, Orbis sees the tighter regulatory environment as a generally positive development. Tighter licensing requirements will weed out unqualified or fly-by-night brokers, while tighter enforcement of regulations will improve the industry’s reputation. Questionable brokerage practices in the past have been widely reported and have become a significant deterrent to real estate investment. RERA’s effort to impose tighter standards and professionalize the industry poses no disadvantage to brokers that were already operating in accordance with international standards, and will improve the business environment for all participants.

To operate a business in the real estate brokerage industry in Dubai, Orbis must undergo the process of obtaining:

•

An agreement with a U.A.E. National “sponsor” to register the business name, physical office location, manager, and specifically approved activities, with the Government of Dubai Department of Economic Development.  Orbis’ sponsor fee is $7,000 per annum, valid for a period of 30 years, renewable, with increases mutually agreed on, but capped at 15%, each 2 years.  The sponsor agreement is a requirement for all businesses and companies in the U.A.E. that are not owned by U.A.E. nationals and are not registered inside free zones.

•

A commercial trade license with specifically approved activities issued by the Government of Dubai Department of Economic Development, valid for a one year period, renewable each year, at a cost of $7,000 per annum.

•

Registration of Orbis as a business with RERA, which requires the sponsor, manager, and all agents to be tested on their knowledge of the industry and government regulations of it. Cost for RERA registration, provided all requirements are met and tests are passed, is $3,000 per annum plus $500 per annum per agent.  All agents must be tested and licensed annually.

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

Climate Change Legislation and Greenhouse Gas Regulation

Many studies over the past couple decades have indicated that emissions of certain gases contribute to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to the United Nations Framework Convention on Climate Change, and the “Kyoto Protocol.” Although the United States did not adopt the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. Additionally, the United States Supreme Court has ruled, in Massachusetts, et al. v. EPA, that the EPA abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources. As a result of the Supreme Court decision the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. Finally, acts of Congress, particularly those such as the “American Clean Energy and Security Act of 2009” approved by the United States House of Representatives, as well as the decisions of lower courts, large numbers of states, and foreign governments could widely affect climate change regulation. Greenhouse gas legislation and regulation could have a material adverse effect on our business, financial condition, and results of operations.

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

Risk Factors Relating To Our Business

The Company’s ability to continue as a going concern is in question

Our auditors included an explanatory statement in their report on our consolidated financial statements for the years ended December 31, 2014 and 2013, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include a working capital deficit, negative cash flows, and accumulated losses.

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

We have realized funding from Asher Enterprises, Inc., in the form of convertible notes, which has been converted into shares of our common stock. Additionally, we will need to realize capital funding over the next year to further our business plan. We intend to raise this capital through equity offerings, debt placements or joint ventures. Should we secure a commitment to provide us with capital, such commitment may obligate us to issue shares of our common stock, warrants or create other rights to acquire our common stock. Any new issuances of our common stock result in a dilution of our existing shareholders interests.

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

Not applicable

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock has been quoted on the OTC Pink electronic quotation system under the symbol “IDVC”. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following table sets forth the high and low bid prices for the common stock as reported for each quarterly period from the last two years.

High and Low Bid Prices Since Quotation on the OTC Pink
Year	Quarter Ended	High	Low
2014	December 31	$0.003	$0.001
	September 30	$0.005	$0.002
	June 30	$0.003	$0.001
	March 31	$0.003	$0.001
2013	December 31	$0.003	$0.001
	September 30	$0.003	$0.001
	June 30	$0.006	$0.001
	March 31	$0.007	$0.001

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2014, the Company had 238 shareholders of record holding a total of 1,113,774,657 shares of fully paid and non-assessable common stock of the 3,000,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders since shares of our outstanding common stock are held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of December 31, 2014, the Company had no shares of preferred stock issued of the 10,000,000 shares of preferred stock, par value $0.001 per share, authorized.

Warrants

As of December 31, 2014, the Company had no warrants to purchase shares of stock.

Stock Options

As of December 31, 2014, the Company had no stock options to purchase shares of stock.

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

Securities Authorized For Issuance under Equity Compensation Plans

None.

Convertible Securities

As of December 31, 2014, the Company had no convertible securities outstanding.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Transfer Agent and Registrar

The contact information for our transfer agent is as follows:

Action Stock Transfer Corp.2469 E. Fort Union Blvd, Ste 214Salt Lake City, UT 84121

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

For the twelve month period ended December 31, 2014:

•

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

•

During 2014, the Company determined that it had nominal assets and these assets consisted solely of cash, and therefore the Company determined that it became a “shell” company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

•

On June 25, 2014, the Company closed the Agreement with Joseph and acquired Orbis as a wholly owned subsidiary. The Company authorized the issuance of 160,000,000 shares to Joseph pursuant to the Agreement. At that time the Company ceased being a "shell” company.

•

On July 23, 2014 the Company dissolved its subsidiary Interspec International, Inc.

•

On July 24, 2014, the Company authorized the conversion of $15,000 in aged debt to 10,000,000 shares of the Company's common stock.

•

On July 24, 2014, the Company authorized the conversion of 9,000,000 shares of Preferred stock issued on February 4, 2013, to 450,000,000 shares of the Company's common stock.

•

In September 2014, the Company appointed a new director and corporate secretary, Cyril Means, to serve until the next annual general meeting shareholders.

Net Losses

Net loss for the twelve month period ended December 31, 2014, was $231,821 as compared to $74,578 for the twelve month period ended December 31, 2013. The increase in net loss over the comparable periods is due to the write off of intangible assets of $102,681 which occurred due to acquisition of company, and operating losses at Orbis.

Net Revenues

Net revenues for the twelve month period ended December 31, 2014, were $205,101 as compared to $34,256 for the twelve month period ended December 31, 2013.  The increase in net revenues over the comparable periods can be attributed to the brokerage commission revenue in the current period. We expect net revenues to increase over the next twelve months as a result of increased brokerage commission revenue and our development of our Wing House business.

Gross Profit

Gross Profit for the twelve month period ended December 31, 2014 was $64,007 as compared to $13,487 for the twelve month period ended December 31, 2013. The increase in gross profit in the current period is due the profitable brokerage commission income executed in the current period. We expect to increase gross profits by increasing brokerage commission revenue in the next twelve months, and also to increase sales of Wing Houses.

Operating Expenses

Operating expenses for the twelve month period ended December 31, 2014 increased to $193,147 from $88,065 for the twelve month period ended December 31, 2013. Operating expenses are from general, selling and administrative expenses, salaries and wages, and depreciation and amortization expense.  Over the twelve month periods general, selling and administrative expenses increased to $186,486 from $86,520. Over the twelve month periods salaries and wages increased to $53,169 from $18,791. We expect operating expenses to increase in the near term as we develop Orbis operations.

Other Income/Expenses

Other expense for the twelve month period ended December 31, 2014 was $102,681 compared to $-0- for the twelve month period ended December 31, 2013. Increase in the expense due to mainly to the write off of intangible assets which occurred due to acquisition of Orbis.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of December 31, 2014, we had a working capital deficit of $331,160. Our current and total assets included $2,647 in cash. Our current and total liabilities were $362,554 consisting of notes payable of $237,810, accounts payable of $1,859 and accrued expenses of $122,885.  Stockholders’ deficit was $318,384 as of December 31, 2014.

Cash flows used in operating activities for the twelve month period ended December 31, 2014 were $37,236 compared to $88,766 used for the twelve month period ended December 31, 2013. Cash flow generated from operating activities in the current period is primarily due to changes in operating assets and liabilities and increase in notes payable. We expect to increase cash flow provided by operations over the next twelve months along with the increase in net income.

Cash flows used in investing activities for the twelve month period ended December 31, 2014 were $102,681 compared to $21,480 for the twelve month period ended December 31, 2013. We expect to use cash flow in investing activities over the next twelve months as we develop Orbis and our Wing House business.

Cash flows provided by financing activities for the twelve month period ended December 31, 2014 were $139,207 as compared to $113,603 for the twelve month period ended December 31, 2013. Cash flows provided by financing activities in the current period are attributable to common stock issued against debt and cash, issuance against conversion of preferred stock.  We expect to realize cash flows provided by financing activities over the next twelve months.

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

Going Concern

Our auditors included an explanatory statement in their report on the Company’s consolidated financial statements for the years ended December 31, 2014 and 2013, expressing an opinion as to our ability to continue as a going concern as a result of a working capital deficit, negative cash flows, and accumulated net losses. Our ability to continue as a going concern is subject to the ability of the Company to transition to net income in 2015 and obtaining additional funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) increasing our gross profit; (ii) financing from private placement sources; and (iii) converting outstanding debt to equity. Although the

Company believes that it will be able to remain a going concern, through the methods discussed above, there can be no assurances that such methods will prove successful.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the fiscal years ended December 31, 2014 and 2013 are attached hereto as F-1 through F-11.

INFRASTRUCTURE DEVELOPMENTS CORP.

Twelve Months Ended December 31, 2014 and December 31, 2013

INDEX

Page

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

F-6

Notes to Consolidated Financial Statements

F-7

Pinaki & Associates LLC

Certified Public Accountants

   625 Barksdale Rd, Suite 113,

Newark, DE 19711

   Phone: 408-896-4405 | pmohapatra@pinakiassociates.com

To The Board of Directors

Infrastructure Developments Corp.

299 S. Main Street, 13th Floor

Salt Lake City

Utah 84111

We have audited the accompanying consolidated balance sheets of Infrastructure Developments Corp. and subsidiaries as of December 31, 2014, December 31, 2013 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertaintyIn our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infrastructure Developments Corp. and subsidiaries as of December 31, 2014, and December 31, 2013, and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Pinaki & Associates LLC.

Pinaki & Associates LLC.

Newark, DE

April 27, 2015

INFRASTRUCTURE DEVELOPMENTS CORP. (Fka Orbis Real Estate) Consolidated Balance Sheets
ASSETS

	December 31,	December 31,
	2014	2013
CURRENT ASSETS

Cash	$2,647	$3,357
Accounts receivable, net	3,411	-
Other current assets	25,336	18,502
Total Current Assets	31,394	21,859

PROPERTY AND EQUIPMENT, net	12,776	19,935

OTHER ASSETS

Intangible assets, net	-	-
Total Other Assets	-	-
TOTAL ASSETS	$44,170	$41,794

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,859	$2,769
Accrued expenses	122,885	-
Note payable-related party	17,101	-
Notes payable, current portion	220,709	113,603
Total Current Liabilities	362,554	116,372

NON-CURRENT LIABILITIES

Notes payable, long-term	-	-
Total Non-Current Liabilities	-	-
TOTAL LIABILITIES	362,554	116,372

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $0.001 par value,
10,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock, $0.001 par value, 3.000,000,000 shares
authorized, 1,113,774,657 and 160,000,000 shares
issued and outstanding	1,113,775	160,000
Additional paid-in capital	(1,125,760)	(160,000)
Accumulated deficit	(306,399)	(74,578)
Total Stockholders' Equity (Deficit)	(318,384)	(74,578)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$44,170	$41,794

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP. (Fka Orbis Real Estate) Consolidated Statements of Operations
	For the Years Ended
	December 31,
	2014	2013

REVENUE	$205,101	$34,256

COST OF SALES	141,094	20,769

GROSS PROFIT	64,007	13,487

OPERATING EXPENSES

Depletion, depreciation, and accretion	6,661	1,545
General and administrative expenses	186,486	86,520

Total Operating Expenses	193,147	88,065

LOSS FROM OPERATIONS	(129,140)	(74,578)

OTHER INCOME (EXPENSES)

Loss on impairment of intangible assets	(102,681)	-

Total Other Income (Expenses)	(102,681)	-

LOSS BEFORE INCOME TAXES	(231,821)	(74,578)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(231,821)	$(74,578)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	771,441,063	160,000,000

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP. (Fka Orbis Real Estate) Consolidated Statements of Stockholders' Equity (Deficit)
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Inception January 9, 2013	-	$-	160,000,000	$160,000	$(160,000)	$-	$-

Net loss from inception through
December 31, 2013	-	-	-	-	-	(74,578)	(74,578)

Balance, December 31, 2013	-	-	160,000,000	160,000	(160,000)	(74,578)	(74,578)

Common stock issued in recapitalization	9,000,000	9,000	493,774,657	493,775	(520,760)	-	(26,985)

Preferred stock converted to common stock	(9,000,000)	(9,000)	450,000,000	450,000	(450,000)	-	-

Common stock issued for debt	-	-	10,000,000	10,000	5,000	-	15,000

Net loss for the year ended
December 31, 2014	-	-	-	-	-	(231,821)	(231,821)

Balance, December 31, 2014	-	$-	1,113,774,657	$1,113,775	$(1,125,760)	$(306,399)	$(318,384)

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP. (Fka Orbis Real Estate) Consolidated Statements of Cash Flows
	For the Year Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(231,821)	$(74,578)
Adjustments to reconcile net loss to net
used in operating activities:
Depreciation, depletion, and accretion	6,661	1,545
Changes in operating assets and liabilities
Other current assets	(6,834)	(18,502)
Accounts payable and accrued expenses	95,488	2,769

Net Cash Used in Operating Activities	(37,236)	(88,766)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(102,681)	-
Purchase of fixed assets	-	(21,480)

Net Cash Used in Investing Activities	(102,681)	(21,480)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable-related parties	17,101	-
Repayment of notes payable-related parties	-	-
Repayment of notes payable	-	-
Proceeds from notes payable	122,106	113,603

Net Cash Provided by Financing Activities	139,207	113,603

NET (DECREASE) INCREASE IN CASH	(710)	3,357

CASH AT BEGINNING OF YEAR	3,357	-

CASH AT END OF YEAR	$2,647	$3,357

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$15,000	$-
Debt assumed in recapitalization	$26,985	$-

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

December 31, 2014 and 2013

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

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

b.     Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents.

c.     Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received. A trade receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual pay date.  The allowance for doubtful receivables is $-0- as December 31, 2014 and 2013, respectively.

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

f.   Stock Based Compensation

The Company adopted ASC Topic No. 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC Topic No. 718. The Company issued no compensatory options to its employees during the year ended December 31, 2014 and the year ended December 31, 2013.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

December 31, 2014 and 2013

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

h.   Advertising

The Company expenses the cost of advertising as incurred. For the period ended December 31, 2014 and the year ended December 31, 2013, the Company had $21,511 and no advertising expenses, respectively.

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

j. Basic and Diluted Loss per Common Share

The computation of basic loss per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period.

k. Impairment of Long-Lived Assets

The Company reviews long-lived assets such as property, equipment, investments and definite-lived intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  As required by ASC Topic 360, the Company uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining economic useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. The Company recorded an impairment of its intangible assets of $102,681 and $-0- for the years ended December 31, 2014 and 2013, respectively.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

December 31, 2014 and 2013

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

NOTE 4 – SHORT-TERM NOTES PAYABLE

The Company has from time to time short-term borrowings from various unrelated and related entities.  These advances are non-interest bearing, unsecured and due upon demand. Because of the short-term nature of the notes the Company has not imputed an interest rate.  The Company owes $220,709 and $113,603 for short term notes payable as of December 31, 2014 and 2013, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had $17,000 note payable to related parties as of December 31, 2014 and $0 as of December 31, 2013.  The note payable is non-interest bearing, unsecured and due upon demand.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements

December 31, 2014 and 2013

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

b. Issuances

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

As of December 31, 2014, the Company had 1,113,774,657 shares of common stock and no preferred stock issued and outstanding.

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

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

The Company identified the following material weakness: Lack of Appropriate Independent Oversight.

The board of directors has not provided an appropriate level of oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting since there are, at present, no independent directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions.  While this control deficiency did not result in any audit adjustments to our 2014 or 2013interim or annual period financial statements, it could have resulted in material misstatement that might have been prevented or detected by independent oversight. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2014, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position(s) and Office(s)
Eric Montandon	49	Chief Executive Officer, Chief Financial Officer and Director
Cyril Means III	47	Director

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

Cyril Means III was appointed as a director of the Company on September 1, 2014. He will serve until the next annual meeting of our shareholders and his qualified successor is appointed or elected.

Business Experience:

Mr. Means served as in house counsel to J.J. Bonamuso & Company, a New York commercial real estate company, from 1993 to 1994, and served as General Counsel, Corporate Counsel, Vice President, and Executive Vice President with the Aegis Consumer Funding Group from 1995 to 1999, overseeing corporate and consumer compliance; negotiating credit facilities in excess of $1 billion, and serving as issuers’ counsel for the company’s asset backed securities program. He served as Vice President and General Counsel to Dollar Financial Group, Inc., from 1999 to 2005, completing numerous mergers and acquisitions – both domestically and abroad – negotiating credit facilities, and coordinating federal and state lobbying efforts on matters affecting the company. Mr. Means has been semi-retired since 2005.

Director Qualifications:

Mr. Means graduated from New York Law School in 1992 with a Juris Doctorate, and is licensed by the New York Bar Association.

Other Public Company Directorships in the Last Five Years:

Over the last five years Mr. Means has not been an officer or director of any other public companies.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of the following persons or entities which, during the period ended December 31, 2014, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

•

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

Executive compensation for the years ended December 31, 2014 and 2013 was $0.Our current chief executive officer and chief financial officer earned no compensation due to cash flow restrictions.

Summary Compensation Table

The following table provides summary information for the years ended December 31, 2014 and 2013 concerning cash and non-cash compensation paid or accrued to or on behalf of (i) the chief executive officer, (ii) the two most highly compensated executive officers other than the chief executive officer if compensated over $100,000 and (iii) additional individuals if compensated over $100,000.

Executives Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Eric Montandon* CEO,CFO and Director	Dec. 31, 2014 Dec. 31 2013	- -	- -	- -	- -	- -	- -	- -	- -

*     On August 16, 2012, Mr. Montandon consented to act as the Chief Executive Officer, and on August 15, 2012 he consented to act as the Chief Financial Officer and Principal Accounting Officer, and on May 17, 2011 he consented to act as a director of the Company. During the period he has received no compensation.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 1,113,774,657 shares of common stock issued and outstanding as of April 14, 2015 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner*	Class of Stock	Amount of Beneficial Ownership	Percentage of Beneficial Ownership per Class of Stock
Directors and Officers
Eric Montandon P.O. Box 17774 Jebel Ali Free Zone, Dubai UAE	Common	38,000,000	3.4%
Cyril Means P.O. Box 17774 Jebel Ali Free Zone, Dubai, UAE	Common	0	0
All executive officers and directors as a group	Common	38,000,000	3.4%
Beneficial owners greater than 5%
Adderley Davis & Associates, Ltd. (2) Unit 1202, Level 12 One Peking, 1 Peking RoadTsim Sha Tsui, Kowloon Hong Kong	Common	179,998,616	16.2%
Mr. Sagar Joseph Choran Al Shafar Tower 1, No 803, Tecom, PO Box 213814 Dubai, U.A.E.	Common	160,000,000	14.4%
Peter Creek Tranmere Pty PO Box 100 Geraldton, WA Australia 3531	Common	100,000,000	8.98%
Mohammed Vardalia 22 Ripley Rd., Seven Kings Ilford Essex, UK IG3 9HB	Common	100,000,000	8.98%

   *

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

Director Independence

Our common stock is listed on the OTC Pink inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not consider either of our directors to be independent.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Pinaki & Associates LLC (“Pinaki”) for professional services rendered for the past two fiscal years:

Fee Category	Fiscal December 31, 2013 Fees ($)	Fiscal December 31, 2014 Fees ($)
Audit Fees	9,000	9,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-11, and are included as part of this Form 10-K:

Financial Statements of the Company for the fiscal years ended December 31, 2014 and December 31, 2013:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b)

Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 39 of this Form 10-K, and are incorporated herein by this reference.

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

Infrastructure Developments Corp.	Date
/s/ Eric Montandon By: Eric Montandon Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director	April 22, 2015

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Eric Montandon Eric Montandon Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director	April 22, 2015
/s/ Cyril Means Cyril Means Director	April 22, 2015

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