Form 10-Q
period 2015-03-31
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2015-05-20
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 20, 2015, the number of shares outstanding of the issuer’s common stock, $0.001 par value, was 1,156,791,324.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31,

2014 (audited)

4

Unaudited, Consolidated Statements of Operations for the three month periods ended March 31, 2015 and March 31, 2014

5

Unaudited, Consolidated Statements of Cash Flows for the three month periods ended

March 31, 2015 and March 31, 2014

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

INFRASTRUCTURE DEVELOPMENTS CORP. (Fka Orbis Real Estate) Consolidated Balance Sheets
ASSETS

	March 31,	December 31,
	2015	2014
CURRENT ASSETS

Cash	$12,526	$2,647
Accounts receivable, net	2,592	3,411
Other current assets	58,962	25,336

Total Current Assets	74,079	31,394

PROPERTY AND EQUIPMENT, net	10,976	12,776

OTHER ASSETS

Intangible assets, net	-	-

Total Other Assets	-	-

TOTAL ASSETS	$85,055	$44,170

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,262	$1,859
Accrued expenses	96,348	122,885
Notes payable	301,499	17,101
Notes payable, current portion	-	220,709

Total Current Liabilities	399,109	362,554

NON-CURRENT LIABILITIES

Notes payable, long-term	-	-

Total Non-Current Liabilities	-	-

TOTAL LIABILITIES	399,109	362,554

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 3.000,000,000 shares
authorized, 1,113,774,657 and 160,000,000 shares
issued and outstanding	1,156,791	1,113,775
Additional paid-in capital	(1,112,381)	(1,125,760)
Accumulated deficit	(358,464)	(306,399)

Total Stockholders' Equity (Deficit)	(314,053)	(318,384)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$85,055	$44,170

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP. (Fka Orbis Real Estate) Consolidated Statements of Operations
	For the Three Months Ended
	March 31,
	2015	2014

REVENUE	$16,962	$33,913

COST OF SALES	9,417	18,427

GROSS PROFIT	7,545	15,486

OPERATING EXPENSES

Depletion, depreciation, and accretion	1,800	1,890
General and administrative expenses	57,809	37,703

Total Operating Expenses	59,609	39,593

LOSS FROM OPERATIONS	(52,064)	(24,107)

OTHER INCOME (EXPENSES)

Loss on impairment of intangible assets	-	-

Total Other Income (Expenses)	-	-

LOSS BEFORE INCOME TAXES	(52,064)	(24,107)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(52,064)	$(24,107)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	1,116,552,435	160,000,000

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP. (Fka Orbis Real Estate) Consolidated Statements of Cash Flows
	For the Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52,064)	$(24,107)
Adjustments to reconcile net loss to net
used in operating activities:
Depreciation, depletion, and accretion	1,800	1,890
Changes in operating assets and liabilities
Other current assets	(32,807)	-
Accounts payable and accrued expenses	(27,134)	9,444

Net Cash Used in Operating Activities	(110,205)	(12,773)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	-
Purchase of fixed assets	-	-

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable-related parties	-	-
Repayment of notes payable-related parties	-	-
Repayment of notes payable	120,084	-
Proceeds from notes payable	-	9,550

Net Cash Provided by Financing Activities	120,084	9,550

NET (DECREASE) INCREASE IN CASH	9,879	(3,223)

CASH AT BEGINNING OF PERIOD	2,647	3,357

CASH AT END OF PERIOD	$12,526	$134

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$56,395	$-
Debt assumed in recapitalization	$-	$-

The accompanying notes are an integral part of these consolidated financial statement

INFRASTRUCTURE DEVELOPMENTS CORP.

(fka Orbis Real Estate)

Condensed Notes to the Financial Statements (Unaudited)

March 31, 2015

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Advertising

The Company expenses the cost of advertising as incurred. For the period ended March 31, 2015 and the period ended March 31, 2014, the Company had $11,034 and 0 advertising expenses in those periods.

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

k. Impairment of Long-Lived Assets (Continued)

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  In addition, depreciation of the asset ceases. During the period ended March 31, 2015 and March 31, 2014, no amounts were written off from the Company’s long-lived assets.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had $89,840 payables to related parties as of March 31, 2015 and $17,101 as of December 31, 2014.

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

b. Outstanding

As of May 20, 2015, the Company had 1,156,791,324 shares of common stock and no preferred Stock issued and outstanding.

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

On June 25, 2014, the Company closed the Agreement with Joseph and acquired Orbis Real Estate ("Orbis") as a wholly owned subsidiary. The Company authorized the issuance of 160,000,000 shares to Joseph pursuant to the Agreement. At that time the Company ceased being a "shell” company.

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

As of March 31, 2015, Orbis had a total of 133 rental and 109 sales listings.

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

Analysis of Financial Condition and Results of Operations

For the three month period ended March 31, 2015, the Company generated real estate brokerage revenue and incurred related expenses due to its consolidation of Orbis’s operations.

Net Losses

Net loss for the three month period ended March 31, 2015, was $52,064 as compared to $9,851 for the three month period ended March 31, 2014. Net loss in the current period was primarily from the general and administrative expenses of Orbis. The Company is confident that it will transition to net income in the next twelve months based on the anticipated development of its Wing House and Orbis businesses.

Net Revenues

Net revenue for the three month period ended March 31, 2015, was $16,962 as compared to $0 for the three month period ended March 31, 2014. We expect net revenues to increase over the next twelve months as a result of our development of our Wing House and Orbis businesses.

Gross Profit

Gross profit for the three month period ended March 31, 2015, was $7,545 as compared to $0 for the three month period ended March 31, 2014.  We expect gross income to increase over the next twelve months as revenues increase and cost of sales decrease as a percentage of revenues.

Operating Expenses

Operating expense for the three month period ended March 31, 2015, was $56,609 as compared to $9,851 for the three month period ended March 31, 2014. Operating expenses are from general, selling and administrative expenses, and salaries and wages, and depreciation.

Other Expenses

Other expenses for the three month periods ended March 31, 2015, and March 31, 2014 were $0.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of March 31, 2015, we had a working capital deficit of $325,030. Our current assets were $74,079 – of which $12,526 was in cash – and our total assets were $85,055. Our current and total liabilities were $399,109 consisting of notes payable of $301,499, accrued expenses of $96,348, and accounts payable of $1,262. Stockholders deficit was $314,053 as of March 31, 2015.

Cash flows used in operating activities for the three month period ended March 31, 2015, were $46,516 compared to $2,726 for the three month period ended March 31, 2015. Cash flow provided by operating activities in the current period is primarily due to an increase in accounts payable and accrued expenses.

There were no cash flows used in investing activities for the three month periods ended March 31, 2015 and 2014. We expect to use cash flow in investing activities over the next twelve months as we develop our Wing House and Orbis businesses.

Cash flows provided by financing activities for the three month period ended March 31, 2015, were $56,395 as compared to $4,000 for the three month period ended March 31, 2015. Cash flows provided by financing activities in both periods are attributable to the issuance of common stock for debt. We expect to realize cash flows provided by financing activities over the next twelve months.

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

Recent Accounting Pronouncements

Please see Note 3 to our consolidated financial statements for recent accounting pronouncements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. For the period ending March 31, 2015, we were unable to assert that our internal controls were effective. Accordingly, our shareholders could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

May 20, 2015

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