Form 10-Q
period 2015-06-30
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2015-08-14
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2015, the number of shares outstanding of the issuer’s common stock, $0.001 par value, was 1,156,791,324.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31,

2014 (audited)

4

Unaudited, Consolidated Statements of Operations for the three month periods ended June 30, 2015 and June 30, 2014

5

Unaudited, Consolidated Statements of Cash Flows for the three month periods ended

June 30, 2015 and June 30, 2014

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

INFRASTRUCTURE DEVELOPMENTS CORP. (fka Orbis Real Estate) Consolidated Balance Sheets

	As of	As of
Assets	June 30, 2015	December 31, 2014
Current assets:
Cash	$ 106,285	$ 2,647
Other current assets	66,877	28,746

Total current assets	173,162	31,393

Property and equipment, net	4,312	12,776

Total Assets	177,474	44,169

Liabilities and Stockholders' Equity

Current liabilities:
Notes payable – related	59,101	237,810
Notes payable – non-related	385,134
Accounts payable	3,138	1,859
Accrued expenses	88,521	122,885

Total current liabilities	535,894	362,554

Long-term debt	-	-

Total liabilities	535,894	362,554

Commitments and contingencies	-	-

Shareholders' Equity
Common stock:
Authorized: 3,000,000,000 common shares with $0.001 par value
Issued: 1,156,791,324 shares	1,156,791	1,113,775
Preferred stock:
Authorized: 10,000,000 Preferred shares with $0.001 par value
Issued: 0	-	-

Additional paid-in capital	(1,112,381)	(1,125,760)

Retained earnings	(402,830)	(306,400)

Equity Funds	(358,420)	(318,385)

Total Liabilities and Stockholders' Equity	177,474	44,169

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP. (fka Orbis Real Estate) Consolidated Statements of Operations

	For the Quarter Ended	For the Quarter Ended	For the 6 Months Ended	For the 6 Months Ended
	June 30, 2015	June 30,	June 30, 2015	June 30, 2014
Revenues
Contract income	12,660	43,241	29,622	77,154

Total revenues	12,660	43,241	29,622	77,154

Direct costs - cost of goods sold	5,273	31,212	14,690	49,639

Gross Profit	7,387	12,029	14,932	27,515
Operating expenses:
General, selling and administrative expenses	46,048	23,351	95,015	56,239
Salaries and wages	5,784	6,000	16,426	12,705

Total operating expenses	51,832	29,351	111,441	68,944

Income (Loss) from operations	(44,445)	(17,322)	(96,509)	(41,429)
Other income (expense):
Foreign exchange gain/(loss)	(199)	-	(199)
Gain on sale of assets	273	-	273	-
Other income (expense)	5	-	5	-

Total other income (expense)	79	-	79	-

(Loss) Income before income taxes	(44,366)	(17,322)	(96,430)	(41,429)

Provision for income taxes	-	-	-	-

NET INCOME/(LOSS)	$ (44,366)	$ (17,322)	$ (96,430)	$ (41,429)

Basic Income (Loss) Per Share	(0.000038)	(0.000093)	(0.000085)	(0.000239)
Fully Diluted Income (Loss) Per Share	(0.000038)	(0.000093)	(0.000085)	(0.000239)
Basic Weighted Ave. No. of Shares O/S	1,156,791,324	187,130,476	1,136,671,879	173,640,184
Fully Diluted Weighted Ave. No. of Shares O/S	1,156,791,324	187,130,476	1,136,671,879	173,640,184

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP. (fka Orbis Real Estate) Consolidated Statements of Cash Flows

	Period Ended	Period Ended
	June 30, 2015	June 30, 2014

Cash flows from operating activities:
Net income ( loss)	$ (96,430)	$ (41,429)

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,280	2,983

Changes in operating assets and liabilities:
Decrease (increase) in:
Other current assets	(38,131)	(11,662)
Notes payable	(178,709)	-
Accounts payable	1,279	123,961
Accrued liabilities	(34,364)	-

Net cash provided by (used in) operating activities	(343,075)	73,853

Cash flows from investing activities:
Purchase of property and equipment	-	(6,563)
Proceeds from sale of assets	5,184	-
Increase in goodwill due to acquiring business	-	(118,450)

Net cash provided by (used in) investing activities	5,184	(125,013)

Cash flows from financing activities:
Proceeds from notes payable	-	143,207
Payments on short term notes	-	(83,568)
Common Stock issued against debt	56,395	-

Net cash provided by (used in) financing activities	56,395	59,639

Net increase (decrease) in cash and cash equivalents	(281,496)	8,479

Cash and cash equivalents at beginning of year	2,647	3,357

Cash and cash equivalents at end of year	$ (278,849)	$ 11,836

The accompanying notes are an integral part of these consolidated financial statement

INFRASTRUCTURE DEVELOPMENTS CORP.

(fka Orbis Real Estate)

Condensed Notes to the Financial Statements (Unaudited)

June 30, 2015

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

Effective June 25, 2014, the Company acquired the assets, business, and operations of Orbis Real Estate ("Orbis"), a real estate brokerage firm based in Dubai, United Arab Emirates. The transaction involved issuance of the Company's common shares in return for full control of Orbis’ business. The owners of Orbis became the controlling shareholders of the Company. Accordingly Orbis is accounted for as the predecessor to the Company and the historical financial statements are presented as those of the Company through June 25, 2015 after which the financial statements are consolidated with those of Infrastructure Developments Corp.

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

h. Advertising

The Company expenses the cost of advertising as incurred. For the period ended June 30, 2015 and the period ended June 30, 2014, the Company had $19,913 and NIL as advertising expenses respectively.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. Impairment of Long-Lived Assets (Continued)

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  In addition, depreciation of the asset ceases. During the period ended June 30, 2015 and June 30, 2014, no amounts were written off from the Company’s long-lived assets.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had $59,101 payables to related parties as of June 30, 2015 and $89,840 as of March 31, 2015.

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

b. Outstanding

As of June 30, 2015, the Company had 1,156,791,324 shares of common stock and no preferred Stock issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the Company has evaluated subsequent events through the date which the financial statements were available to be issued. The Company divested its ownership in Orbis Real Estate in July 2015 and will no longer consolidate its financial statements in future periods.  The Company is not aware of any other subsequent events which would require recognition or disclosure in the financial statements.

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

Dubai was the world’s top performing real estate market through 2013 and early 2014, leading the Global Property Guide’s house price survey for five consecutive quarters.  Residential prices rose 31.57 per cent during the year prior to Q1 2014. UK-based Knight Frank reports that house prices rose 27.7 per cent over the 12 months to March 2014, the fastest pace among the 54 countries tracked by the consultancy’s global house price index.  However, the number of transactions in 2015 has slowed significantly, property prices have been flat, and there has been a contraction in gross revenue at many brokerage firms in 2015.

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

As of June 30, 2015, Orbis had a total of 93 rental and 67 sales listings.

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

The Company was engaged as a distributor in June 2015 for First Energy Solutions Providers, Inc., a Philippine based company that distributes alternative energy equipment in Southeast Asia.  The Company sold its first solar powered battery back-up system in July 2015, and plans to increase its activity in this high growth sector.

Analysis of Financial Condition and Results of Operations

For the three month period ended June 30, 2015, the Company generated real estate brokerage revenue and incurred related expenses due to its consolidation of Orbis’s operations.

Net Losses

Net loss for the three month period ended March 31, 2015, was $52,064 as compared to $9,851 for the three month period ended March 31, 2014. Net loss in the current period was primarily from the general and administrative expenses of Orbis. The Company is confident that it will transition to net income in the next twelve months based on the anticipated development of its Wing House and solar power businesses.

Net Revenues

Net revenue for the three month period ended June 30, 2015, was $12.660 as compared to $43,241 for the three month period ended June 30, 2014. We expect net revenues to increase over the next twelve months as a result of our development of our Wing House and solar power businesses.

Gross Profit

Gross profit for the three month period ended June 30, 2015, was $7,387 as compared to $12.029 for the three month period ended June 30, 2014.  We expect gross income to increase over the next twelve months as revenues increase and cost of sales decrease as a percentage of revenues.

Operating Expenses

Operating expense for the three month period ended June 30, 2015, was $51,832 as compared to $29,351 for the three month period ended June 30, 2014. Operating expenses are from general, selling and administrative expenses, and salaries and wages, and depreciation.

Other Expenses

Oher expenses for the three month periods ended June 30, 2015 were $5, compared to the three months ending June 30, 2014 of $0.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of June 30, 2015, we had a working capital deficit of $535,894. Our current assets were $173,162 – of which $106,285 was in cash – and our total assets were $177,474. Our current and total liabilities were $535,894 consisting of notes payable of $444,235, accrued expenses of $88,521, and accounts payable of $3,138. Stockholders deficit was $358,820 as of June 30, 2015.

Cash flows used in operating activities for the three month period ended June 30, 2015, were $343,075 compared to $46,516 for the three month period ended March 31, 2015. Cash flow provided by operating activities in the current period is primarily due to an increase in accounts payable and accrued expenses.

There was 5,184 in flows from investing activities for the three month periods ended June 30, 2015 and, 0 for the three months ended March 31, 2014. We expect to use cash flow in investing activities over the next twelve months as we develop our Wing House and solar businesses.

Cash flows provided by financing activities for the three month period ended June 30, 2015, were $56,395 as compared to $4,000 for the three month period ended March 31, 2015. Cash flows provided by financing activities in both periods are attributable to the issuance of common stock for debt. We expect to realize cash flows provided by financing activities over the next twelve months.

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

August 14, 2015

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