Form 10-Q
period 2015-09-30
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2015-11-23
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 23, 2015, the number of shares outstanding of the issuer’s common stock, $0.001 par value, was 996,791,324.

.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31,

2014 (audited)

4

Unaudited, Consolidated Statements of Operations for the three and nine month periods ended September 30, 2015 and September 30, 2014

5

Unaudited, Consolidated Statements of Cash Flows for the nine month periods ended

September 30, 2015 and September 30, 2014

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

INFRASTRUCTURE DEVELOPMENTS CORP. Balance Sheets

	As of	As of
Assets	September 30, 2015	December 31, 2014
Current assets:
Cash	$ 3,550	$ 2,647
Other current assets	4,386	28,746

Total current assets	7,936	31,393

Property and equipment, net	80,750	12,776

Total Assets	88,686	44,169

Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	154,807	237,810
Accounts payable	-	1,859
Accrued expenses	115,356	122,885

Total current liabilities	270,163	362,554

Long-term debt	-	-

Total liabilities	270,163	362,554

Commitments and contingencies	-	-

Shareholders' Equity
Common stock:
Authorized: 3,000,000,000 common shares with $0.001 par value
Issued: 1,156,791,324 shares	1,156,791	1,113,775
Preferred stock:
Authorized: 10,000,000 Preferred shares with $0.001 par value
Issued: 0	-	-

Additional paid-in capital	(952,381)	(1,125,760)

Retained earnings	(225,887)	(306,400)

Treasury stock (160,000,000 shares)	(160,000)	-

Equity Funds	(181,477)	(318,385)

Total Liabilities and Stockholders' Equity	88,686	44,169

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP. Statements of Operations

	For the quarter ended	For the quarter ended	For the nine months ended	For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Contract Income	-	71,289	-	148,443

Total Revenues	-	71,289	-	148,443

Direct costs - cost of goods sold	-	44,554	-	94,193

Gross Profit	-	26,735	-	54,250
Operating expenses:
General, selling and administrative expenses	66,610	65,110	93,434	134,054
Salaries and wages	-	-	-	-

Total operating expenses	66,610	65,110	93,434	134,054

Income (Loss) from operations	(66,610)	(38,375)	(93,434)	(79,804)
Other income (expense):
Interest income/(expense)	(3,921)	-	(3,921)	-
Income on battery bank backup system	5,650		5,650
Other income (expense)	-	-	-	-

Total other income (expense)	1,729	0	1,729	0

(Loss) Income before income taxes	(64,881)	(38,375)	(91,705)	(79,804)

Provision for income taxes

NET INCOME/(LOSS)	$ (64,881)	$ (38,375)	$ (91,705)	$ (79,804)

Basic income (loss) per share	(0.000056)	(0.000039)	(0.000080)	(0.000177)
Fully diluted income (loss) per share	(0.000056)	(0.000039)	(0.000080)	(0.000177)
Basic weighted avg. no. of shares o/s	1,156,791,324	993,774,657	1,143,378,361	450,022,497
Fully diluted weighted avg. no. of shares o/s	1,156,791,324	993,774,657	1,143,378,361	450,022,497

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP. Statements of Cash Flows
	Period Ended	Period Ended
	September 30, 2015	September 30, 2014

Cash flows from operating activities:
Net income ( loss)	$ (91,705)	$ (79,804)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	4,250	4,772
Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	-	-
Inventories	-	-
Prepaid expenses	-	-
Other current assets	24,361	(10,356)
Other assets	-	-
Increase (decrease) in:
Notes payable	(83,003)	-
Accounts payable	(1,859)	130,855
Accrued liabilities	(7,529)	-

Net cash provided by (used in) operating activities	(155,486)	45,467

Cash flows from investing activities:
Purchase of property and equipment	(72,223)	(11,931)
Increase in goodwill due to acquiring business	-	(122,963)
Proceeds from sale of Investments	160,000	-

Net cash provided by (used in) investing activities	87,777	(134,894)

Cash flows from financing activities:
Proceeds from notes payable	-	143,207
Payments on short term notes	-	(143,207)
Payments/Proceeds- long-term debt	-	86,130
Common Stock issued against debt	56,395	-
Common stock issued against acquiring business	(160,000)	-
Change in retained earnings	172,218	-

Net cash provided by (used in) financing activities	68,613	86,130

Net increase (decrease) in cash and cash equivalents	905	(3,297)

Cash and cash equivalents at beginning of year	2,647	3,357

Cash and cash equivalents at end of period	$ 3,551	$ 60

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

Effective June 25, 2014, the Company acquired the assets, business, and operations of Orbis Real Estate ("Orbis"), a real estate brokerage firm based in Dubai, United Arab Emirates. The transaction involved issuance of the Company's common shares in return for full control of Orbis’ business. The owners of Orbis became affiliate shareholders of the Company. Accordingly Orbis is accounted for as the predecessor to the Company and the historical financial statements are presented as those of the Company through June 25, 2015 after which the financial statements are consolidated with those of Infrastructure Developments Corp.

On July 1, 2015 the Company agreed to divest Orbis back to its original owners.  Consideration to the Company included the return of the 160,000,000 shares issued to the owners of Orbis, and the assumption of all Orbis liabilities as of June 30, 2015.  The Company has returned the 160,000,000 shares back to its treasury, and no longer consolidates the Orbis financial statements.

The Company is focused on its project management business that provides services through a network of consultants and subsidiaries located in markets where the Company either has active projects, is bidding on projects, or is investigating project opportunities and opportunities to market its Wing House mobile shelters.  The Company is also alternative energy products such as solar panel, battery back-up systems, and magnetic transducer generators.

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

September 30, 2015

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

a.     Principles of Consolidation

The financial statements up to June 30, 2015 included the operations of the Orbis. For the periods subsequent to the acquisition date of June 25, 2014, up to June 30, 2015, the financial statements reflected the consolidated financial position and operations of the Company and Orbis. All intercompany transactions and balances were eliminated in consolidation. The Company divested its ownership in Orbis Real Estate on July 1, 2015, and will no longer consolidate its financial statements in future periods.

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

e.   Revenue Recognition

Revenues from Sales and Services consist of revenues earned in activity by the Company though project & construction management, sales of Wing Houses, and misc. services provided.  All sales/service revenue is recognized when the sale/service is complete and the Company has determined that the sale/service proceeds are collectible.

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

h. Advertising

The Company expenses the cost of advertising as incurred. For the period ended September 30, 2015 and the period ended September 30, 2014, the Company had NIL as advertising expenses.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. Impairment of Long-Lived Assets (Continued)

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  In addition, depreciation of the asset ceases. During the period ended September 30, 2015 and September 30, 2014, no amounts were written off from the Company’s long-lived assets.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

INFRASTRUCTURE DEVELOPMENTS CORP.

(fka Orbis Real Estate)

Condensed Notes to the Financial Statements (Unaudited)

September 30, 2015

The Company had no payables to related parties as of September 30, 2015 and $59,101 payables to related parties as of June 30, 2015.

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

b. Outstanding

As of September 30, 2015, the Company had 996,791,324 shares of common stock and no preferred Stock issued and outstanding.

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

On July 1, 2015, the Company agreed to divest Orbis back to its original owners.  Consideration to the Company included the return of the 160,000,000 shares issued to the owners of Orbis, and the assumption of all Orbis liabilities as of June 30, 2015.  The Company has returned the 160,000,000 shares back to its treasury, and no longer consolidates the Orbis financial statements.

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

The Company was engaged as a distributor in June 2015 for First Energy Solutions Providers, Inc., a Philippine based company that distributes alternative energy equipment in Southeast Asia.  The Company sold its first solar powered battery back-up system in July 2015, and plans to increase its activity in this high growth sector.  The Company signed an agreement in October 2015 with EverForce Energy, Inc., a Toronto Canada based company that produces high capacity magnetic transducer generators, for distributing and installing power plants in various countries in the Middle East and Africa. This business is expected to develop into a revenue stream for the Company in 2016.

Analysis of Financial Condition and Results of Operations

For the three month period ended September 30, 2015, the Company generated other income from sale of a solar powered battery back-up system for a residential property, and generated general and administrative expenses and direct expenses related to the import of a Wing House to Texas.

Net Losses

Net loss for the three month period ended September 30, 2015, was $64,881 as compared to $38,375 for the three month period ended September 30, 2014.  Net losses increased due to lower revenue, and expenses related to the import of the Wing House to Texas.  The Company is confident that it will transition to net income in the next twelve months based on the anticipated development of its Wing House and alternative energy businesses.

Net Revenues

Net revenue for the three month period ended September 30, 2015, was $0 as compared to $71,289 for the three month period ended September 30, 2014.  Loss of revenue for the current period is due to the divestiture of Orbis Real Estate on July 1, 2015.   We expect net revenues to increase over the next twelve months as a result of our development of our Wing House and alternative energy businesses.

Gross Profit

Gross profit for the three month period ended September 30, 2015, was $0 as compared to $26,735 for the three month period ended September 30, 2014.  We expect gross income to increase over the next twelve months as revenues increase and cost of sales decrease as a percentage of revenues.

Operating Expenses

Operating expense for the three month period ended September 30, 2015, was $66,610 as compared to $65,110 for the three month period ended September 30, 2014.  Operating expenses decreased due to the divestiture of Orbis, but offsetting increases came from the import costs for the Wing House and other miscellaneous expenses in the period.

Other Income/(Expense)

Oher income for the three month periods ended September 30, 2015 were $1,729, compared to 0 for the three months ending September 30, 2014.  Other income came from the sale of a solar powered battery back-up system.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of September 30, 2015 we had a working capital deficit of $262,227, compared to a working capital deficit of $535,894 as of June 30, 2015.  The lower deficit in the current period is a result of the assumption of liabilities by buyers of Orbis Real Estate on July 1, 2015.

Cash flows used in operating activities for the nine month period ended September 30, 2015 was $155,486, as compared to $45,467 provided by operating activities in the nine months ending September 30, 2015.  Cash flow used in operating activities increased in 2015 due to an increase in notes payable and a large decrease in accounts payable.

There was 87,777 cash flow provided by investing activities in the nine month period ending September 30, 2015, compared to $134,894 used in investing activities in the same period in 2014.  The cash flow provided came from the sale of Orbis, and no goodwill expense in 2015.  We expect to use cash flow in investing activities over the next twelve months as we develop our Wing House and energy.

Cash flows provided by financing activities for the nine month period ended September 30, 2015, were $68,613, as compared to $86,130 for the same period in 2014.  Cash flows provided by financing activities in both periods are attributable to the issuance of common stock for debt. We expect to realize cash flows provided by financing activities over the next twelve months.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

November 23, 2015

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