Form 10-K
period 2015-12-31
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2016-05-05
CIK 1389415

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

The aggregate market value of the registrant’s common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (779,204,324 shares) was $779,204 based on the average of the bid and ask price ($0.001) for the common stock on April 25, 2016.

At April 25, 2015, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 970,441,324, and the number of shares outstanding of the registrant’s preferred stock, $0.001 par value, was 0.

TABLE OF CONTENTS

PART I

Item1.

Business

3

Item 1A.

Risk Factors

13

Item 1B.

Unresolved Staff Comments

16

Item 2.

Properties

16

Item 3.

Legal Proceedings

17

Item 4.

Mine Safety Disclosures

17

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer           Purchases of Equity Securities

18

Item 6.

Selected Financial Data

19

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

19

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

22

Item 8.

Financial Statements and Supplementary Data

22

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

23

Item 9A.

Controls and Procedures

23

Item 9B.

Other Information

24

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance

24

Item 11.

Executive Compensation

27

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related          Stockholder Matters

28

Item 13.

Certain Relationships and Related Transactions, and Director Independence

29

Item 14.

Principal Accountant Fees and Services

30

PART IV

Item 15.

Exhibits and Financial Statement Schedules

31

Signatures

32

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

On June 25, 2014, the Company closed an Agreement with Sagar Joseph Choran and acquired Orbis Real Estate, a Dubai-based brokerage company, as a wholly owned subsidiary. The Company authorized the issuance of 160,000,000 shares to Joseph pursuant to the Agreement. At that time the Company ceased being a "shell” company.

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

During 2015, the Company authorized the issuance of 43,016,667 shares of common stock for an accounts payable and for a note.

On July 1, 2015 the Company agreed to divest Orbis back to its original owners.  Consideration to the Company included the return of the 160,000,000 shares issued to the owners of Orbis, and the assumption by the original owners of all Orbis liabilities as of June 30, 2015.  The Company has retired the 160,000,000 shares, and no longer consolidates the Orbis financial statements after June 30, 2015.

Our common stock is quoted on the OTC Pink electronic quotation system under the symbol “IDVC”.

Overview of Infrastructure Developments Corporation

The Company’s operations and plans have been significantly impacted by global developments in 2015. In particular, the sustained downturn in global oil and commodity prices had significant repercussions in the Gulf Cooperation Council economies, notably the United Arab Emirates (UAE).  The 2015 sustained slowdown in the UAE caused IDVC to divest its interest in Orbis Realty on June 30 2015, retiring 160,000,000 shares of common stock in the process and incurring no loss. IDVC has also reduced its emphasis on energy-related markets in the Middle East and the U.S. in its marketing plans for the Wing House mobile shelters.

The Company is currently focused on its project management business, which provides services through a network of consultants and partners located in markets where the Company has active projects, is bidding on projects, or is investigating project opportunities and opportunities to market its Wing House mobile shelters.  The Company has also prioritized marketing alternative energy products such as residential, commercial, and industrial solar energy systems, battery back-up systems, and magnetic transducer generators.

Orbis Real Estate Overview

During January 2015 to July 2015, Orbis Real Estate was a full-service Real Estate broker located in Dubai, United Arab Emirates, handling residential and commercial property transactions. Orbis offices are Al Shafar Tower 1, No 803, Tecom, Dubai, United Arab Emirates. Orbis Real Estate is fully licensed by Dubai’s Real Estate Regulatory Authority (RERA) registration number 12387. Orbis was formed as a sole establishment on August 12, 2014 and received its license to transact real estate brokerage business, sales and rental, on August 18, 2014, by the Government of Dubai, United Arab Emirates, Department of Economic Development.

The Dubai Real Estate Market

Dubai was the world’s top performing real estate market through 2013 and early 2014, leading the Global Property Guide’s house price survey for five consecutive quarters.  Residential prices rose 31.57 per cent during the year prior to Q1 2014. UK-based Knight Frank reports that house prices rose 27.7 per cent over the 12 months to March 2014, the fastest pace among the 54 countries tracked by the consultancy’s global house price index.  However, the number of transactions in 2015 slowed significantly, property prices have been flat, and there was a contraction in gross revenue at many brokerage firms in 2015.

This radical increase in 2013, backed by IMF warnings of an overheating market, led the UAE Central Bank to introduce a package of new regulations, including mortgage caps and increased transaction fees, aimed at cooling the market. These measures, combined with the introduction of a substantial number of new units a widespread perception that prices had escalated too fast, led to a substantial slowing of the market beginning in mid-2014. Dubai's property prices rose by 12.98% in 2014, down from 21.52% in 2013, and 21.64% in 2012, but home prices actually dropped, though slightly, in the 3rd and 4th quarters.  This trend continued in the first two quarters of 2015, with the REIDIN sales index indicating that apartment prices fell two per cent quarter-on-quarter in Q1, while villa prices dropped by one per cent compared to Q4, 2014.

In 2008, construction and real estate accounted for one-third of the economy, but that figure has now been reduced to less than 15%.   Foreign trade, a key element of Dubai’s economy, has shown consistent growth, from 1.1 trillion dirhams in 2011 to 1.235 trillion in 2012, 1.329 trillion in 2013 and 1.331 trillion in 2014. The acceleration of foreign trade underscores Dubai’s role as regional trade and financial hub.  However, an overall slowdown in the UAE economy in 2015 was fueled by a sustained period of low oil prices, large number of SME business loan defaults, and general panic in the local banking industry.

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

Challenges

RERA CEO Marwan bin Ghalita has publicly stated in 2014 that RERA believes that there are too many brokerage firms in Dubai, and the agency is phasing in regulations aimed at reducing the number of active firms, including:

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

Orbis Realty faced challenges common to any highly competitive urban brokerage environment, and challenges that are specific to Dubai.

The basic competitive challenges common to the industry in any highly competitive environment are, in summary, competition to generate unique sale and rental listings, competition for access to buyers, and competition for recruitment and retention of quality staff, particularly experienced licensed brokers.

Orbis also faced challenges unique to the Dubai market, including:

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

Additional challenges are likely to be posed by the evolution of the market as a whole. The aggressively expansionary market of 2012-2013 no longer exists, with most analysts expecting prices to show a moderate decline in 2015 - 2017, with transaction volume increasing as prices moderate. Orbis has observed price corrections in popular developments or locations driven by prices that have risen to a point that leads owners of investment properties to take profit. The resulting surge of properties on the market increases available supply and slows price growth, but it also provides new listings for brokers at manageable prices that are attractive to buyers. The reduced rate of price growth has a greater negative impact on developers, who have to gain returns on very large investments, than on brokers, who have a vested interest in seeing prices remain at relatively affordable levels.

Wing House Overview

During 2015 the Company purchased a Wing House for $85,000, which the Company is using for marketing purposes. The standard Wing House units are mobile modular prefabricated structures that fold out from standard 40-foot or 20-foot shipping containers to ready-to-use structures, with all baths, water, plumbing, air conditioning, lighting, cable, network and electrical fittings in place. This folding capacity allows a standard 40-foot unit delivered with a 320 square foot footprint to open into an 880 square foot structure in 4 to 5 hours, in a process requiring only basic hand tools and workers capable of following simple instructions.  Any truck and hoisting equipment capable of handling standard shipping containers can transport and place a Wing House.  Since container sizes are standard around the world, this equipment is widely available.  The combination of standard ISO container dimensions and fittings and the ability to quickly unfold into a structure much larger than the original container makes the Wing House extremely economical to ship.  Two or more Wing Houses can be joined end to end or side to side to form larger structures.   Multiple standard floor plan configurations are available and custom plans can be ordered.

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

Wing Houses come in many building configurations and room configurations, and they retail at approximately $45,000-$85,000 ex-port in China.  The Wing House is built in China by Renhe Manufacturing and has been re-branded by the Company.  Renhe has an exclusive worldwide distribution agreement with MKL Asia, a company owned by the original patent holder who is also the principal of Renhe.  MKL Asia has granted a sub-distribution license to the Company and its affiliates to market and sell Wing House in North America, the Middle East region and most of Southeast Asia.

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

The Freedonia Group predicted in March 2016 that global demand for prefabricated housing is will increase 2.7 percent per year through 2019 to 3.4 million units, with “the vast majority” concentrated in the Asia-Pacific region. Global Industry Analysts Inc projected in May 2015 that demand in the Asia-Pacific region would reach a compound annual growth rate of 9.3% through 2020.

The Company holds distribution rights for the Wing House in Southeast Asia, a region that the OECD expects to maintain a “robust” average of 5.5% over the next five years.  Southeast Asian nations have abundant use for rapidly deployable, easily moveable prefabricated structures: large infrastructure projects, mining and other resource-extraction industries, mobile classrooms, disaster relief, refugee housing, and temporary offices are among the niches open for the Wing House in Southeast Asia. Southeast Asia’s rapid growth and multiple product niches make the region IDVC’s primary target for marketing the Wing House.

The North American market for modular, transportable, prefabricated structures is dominated by workforce housing for the energy and mining industries.  Lower oil prices and commodity prices in 2015 resulted in less demand from these industries for mobile structures, a situation that is expected to continue through the medium term future. US marketing for the Wing House will in the meantime focus on mining, logging, and other resource exploitation industries, and on disaster relief, where the mobility and rapid deployment capacity of the Wing House are significant competitive advantages.

IDVC holds distribution rights for the Wing House in the Gulf Cooperation Council (GCC) countries (Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the UAE). The current environment of low world oil prices has resulted in a dramatic retrenchment in spending on both energy development and major construction projects. The Company has decided to curtail marketing efforts in this region until economic conditions are more favorable.

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

Solar Energy Systems

IDVC holds a marketing license agreement with First Energy Solutions Provider Inc (FESPI), a Canadian-owned provider of alternative energy solutions headquartered in the Philippines. The Company is focusing on marketing medium scale residential, commercial, and industrial solar power and battery backup systems in the Philippines and Cambodia, where conditions ore uniquely suitable for rapid growth in the solar industry. Both countries are experiencing rapid economic growth with consequent high growth in electricity demand. Both countries have a high degree of solar irradiation, combined with inadequate conventional generating capacity, high electricity costs, and inadequate and unreliable distribution grids, a situation which has made both grid-tied and off-grid solar installations extremely competitive. Both countries offer substantial government incentives for solar power installations, an additional competitive advantage.

The Asian Development Bank has stated that “Cambodia has the highest energy prices in Southeast Asia, ranging from $0.18/kWh to $1/kWh in the rural areas… Cambodia has substantial solar resources that could be harnessed on a competitive basis.” In the Philippines, widespread dissatisfaction with a primitive distribution grid, the high cost of grid power, and the difficulty of reliable distribution in an archipelagic country have driven intense interest in solar power as a decentralized, independent option for powering both rural and urban residences, businesses, and industries.

Terje Osmundsen, Senior Vice President of Norway’s Scatc Solar ASA, recently commented that “The Philippines has huge potential for generating unsubsidized solar power as the cost of producing solar power has fallen by 60% since 2009, when the current Power Development Plan was approved. This has made solar power increasingly price-competitive with fossil fuel-based power plants”.

IDVC is a licensed marketing agent for solar energy systems designed and sold by First Energy Systems Provider Inc in the Philippines, Cambodia, and the United Arab Emirates. These systems are fully integrated use-ready installations, and prices include installation and system design tailored to the user’s needs. All the system owner needs to do is turn the system on and watch energy costs shrink. Most users will find that the cost of the installation can be recovered in five years. After that, power is essentially free.

The solar power systems marketed by IDVC may be generally divided into three types: grid-tied, hybrid, and off-grid. A grid-tied solar system retains a connection to the electrical grid, allowing the user to fall back on grid power when the solar system is unable to generate the needed power. This is by far the most popular form of installation, and offers a high degree of flexibility to users.

The simplest form of grid-tied system uses solar power to supplement grid power. Essentially this system relies on solar power when generation from the solar panels is sufficient to meet the demand from the installation, and automatically switches back to main power when solar power is insufficient. These systems are relatively inexpensive to install and can significantly reduce electricity costs, especially for users that have significant daytime consumption. These systems consist simply of solar panels, an inverted to convert the solar power from DC to AC and synchronize the phase and frequency with the electrical grid, and the switching hardware needed to move between solar and main power.

The hybrid system retains the connection to main power, but introduces a charge controller and battery bank, allowing reliance on solar power to extend into periods of low or absent sunshine. Since many solar systems provide surplus power during periods of peak sunshine, these systems provide a way to capture that surplus for later use. Some hybrid systems use sufficient battery power to run an installation for 24 hours, and rely on grid power only for backup. Others use smaller battery banks that are designed to provide more limited coverage, relying on grid power during off-peak hours, usually late at night, when electricity is typically cheaper. Hybrid systems represent a higher up-front cost, but can also generate more significant savings. For example, a power user with high demand in the evening would be well served by a hybrid system with sufficient battery power to provide 4-6 hours of backup power and reverting to grid power only during the night and early morning hours.

An off-grid solar system is designed for users who have no access to an electrical grid or prefer to be completely independent of grid power. Typically the off-grid system is identical to the hybrid system, but with a larger battery bank and a generator for backup power. These systems represent a considerable investment, but for many users, for example an island resort or remote business site that is fully dependent on a generator for power, they remain cost-effective and economical.

IDVC, in cooperation with FESPI, provides all of these system types in a complete, fully integrated package including professional installation, allowing the client to take over a fully operable system with a single complete, reliable price quotation for a system tailored to their specific needs.

IDVC will be aggressively marketing its integrated solar power systems in these markets, both for existing structures and in conjunction with the Wing House, which is ideally suited to solar power.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

The Company neither own nor have applied for any patents or trademarks. We do not license any of our technology from other companiesWe have an exclusive distribution agreement with MKL Asia / Renhe Mobile Shelters of China for the Wing Houses.  The agreement between MKL and the Company is written as a sub-distributor appointment by MKL, has no specific commission or compensation terms, and can be canceled by MKL with 60 day notice.  We are not party to any franchise agreements, royalty agreements, concessions, or labor contracts.

Dependence on Major Customers or Suppliers

The Company is not dependent on one or a few customers, as we have products targeted to a wide range of buyers.

Governmental Regulation

The Company is subject to local, state and national taxation in the jurisdictions where it operates.

Local municipal building code issues in the United States have proven to be a significant hurdle for sales of Wing Houses to retail buyers.  Most municipalities in the U.S. have fairly strict requirements for “temporary” structures, thus limiting the potential for sales of individual units to buyers inside city limits.

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

Risk Factors Relating To Our Business

The Company’s ability to continue as a going concern is in question

Our auditors included an explanatory statement in their report on our consolidated financial statements for the years ended December 31, 2015 and 2014, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include a working capital deficit, negative cash flows, and accumulated losses.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. For the period ending December 31, 2015, we were unable to assert that our internal controls were effective. Accordingly, our shareholders could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

During the year ended December 31, 2015, our principals and key consultants operated out of their individual office spaces for which we paid no rent. Our principal executive office is located at 299 S. Main Street, 13th Floor, Salt Lake City, Utah  84111. The office is located in a shared office space with a yearly rental of $588 payable on a month to month basis; we pay additional amounts to lease out additional space, as needed. Our telephone number is (801) 488-2006 and our fax number is (801) 747-6836.

Orbis Real Estate operated out of a leased office space of 1,500 square feet from January to June 2015.  The lease expired in August 2015.

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

High and Low Bid Prices Since Quotation on the OTC Pink
Year	Quarter Ended	High	Low
2015	December 31	$0.001	$0.001
	September 30	$0.002	$0.001
	June 30	$0.003	$0.001
	March 31	$0.003	$0.001
2014	December 31	$0.003	$0.001
	September 30	$0.005	$0.001
	June 30	$0.003	$0.001
	March 31	$0.003	$0.001

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2015, the Company had 260 shareholders of record holding a total of 996,791,324 shares of fully paid and non-assessable common stock of the 3,000,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders since shares of our outstanding common stock are held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of December 31, 2015, the Company had no shares of preferred stock issued of the 10,000,000 shares of preferred stock, par value $0.001 per share, authorized.

Warrants

As of December 31, 2015, the Company had no warrants to purchase shares of stock.

Stock Options

As of December 31, 2015, the Company had no stock options to purchase shares of stock.

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

Securities Authorized For Issuance under Equity Compensation Plans

None.

Convertible Securities

As of December 31, 2015, the Company had no convertible securities outstanding.

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

For the twelve month period ended December 31, 2015:

1.

The Company divested its ownership of Orbis Real Estate in Dubai to it previous owners.  Consideration was the return of 160,000,000 shares that were issued to the owners in the original acquisition transaction in 2014, and assumption of all Orbis liabilities as of June 30, 2015.

2.

Entered into memorandums of understanding with First Energy Solutions Providers Inc. and Everforce Energy Inc. to market and manage future projects involving solar power, battery back-up banks, and magnetic transducer generators.  One battery back-up system has been sold in 2015 and this revenue was booked under other income.

Net Income/Losses

Net income for the twelve month period ended December 31, 2015, was $65,647 as compared to a net loss of $231,821 for the twelve month period ended December 31, 2014.  The change from net loss to net income over the period was due to the reduction in liabilities and gain on disposition of Orbis Real at June 30, 2015.

Net Revenues

Net revenues for the twelve month period ended December 31, 2015, were $29,622 as compared to $205,101 for the twelve month period ended December 31, 2014.  The decrease in revenue over the comparable periods is due to lower revenue from Orbis Real Estate in the first half of 2015 compared to the first half of 2014, and the discontinuation of consolidation of Obis revenue for July – December 2015.   We expect gross revenue to increase in 2016 from sales of Wing Houses and alternative energy related products.

Gross Profit

Gross Profit for the twelve month period ended December 31, 2015 was $14,932 as compared to $64,007 for the twelve month period ended December 31, 2014.  Orbis had lower revenue in the period of January – June 30, 2105, when its financial statements were consolidated, compared to the same period in 2014.  And Orbis revenue was not consolidated during July – December 2015.  We expect to increase gross profits in the next twelve months by selling Wing Houses and alternative energy projects.

Operating Expenses

Operating expenses for the twelve month period ended December 31, 2015 decreased to $188,995 from $193,147 for the twelve month period ended December 31, 2014.  Operating expenses are from general, selling and administrative expenses, salaries and wages, and depreciation and amortization expense.  The decrease in expenses over the comparable periods is due to the discontinuation of consolidation of Orbis operating losses for July – December 2015.

Other Income/Expenses

Other income for the twelve month period ended December 31, 2015 was $239,710 compared to other expense of $102,681 for the twelve month period ended December 31, 2014.   Other expense changed to other income in 2015 due to the gain on the disposition of Orbis Real Estate in July 2015, and no write off of intangible assets during the year 2015.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of December 31, 2015, we had a working capital deficit of $272,842, a decrease from year end 2014 net deficit of $331,160.  The elimination of Orbis liabilities at July 1, 2015 resulted in a lower working capital deficit.  Our current and total assets included $6,931 in cash.  Our current and total liabilities were $284,159 consisting of notes payable of $163,782, and accounts payable/accrued expenses of $120,377.  Stockholders’ deficit was $196,342 as of December 31, 2015.

Cash flows used in operating activities for the twelve month period ended December 31, 2015 were $144,403 compared to $37,236 used for the twelve month period ended December 31, 2014.  Cash flow used in operating activities in the current period is primarily due to a lesser revenue and profit compared to the previous period. We expect to increase cash flow provided by operations over the next twelve months along with the increase in net income. During 2015 the Company purchased a Wing House for $85,000.

Cash flows generated used in investing activities for the twelve month period ended December 31, 2015 were $75,504, compared to $102,681 used in the twelve month period ended December 31, 2014.  We expect to use cash flow in investing activities over the next twelve months as we develop our Wing House and energy business.

Cash flows provided by financing activities for the twelve month period ended December 31, 2015 were $224,191 compared to $139,207 for the twelve month period ended December 31, 2014.

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

Going Concern

Our auditors included an explanatory statement in their report on the Company’s consolidated financial statements for the years ended December 31, 2015 and 2014, expressing an opinion as to our ability to continue as a going concern as a result of a working capital deficit, negative cash flows, and accumulated net losses. Our ability to continue as a going concern is subject to the ability of the Company to transition to net income in 2016 and obtaining additional funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) increasing our gross profit; (ii) financing from private placement sources; and (iii) converting outstanding debt to equity. Although the Company believes that it will be able to remain a going concern, through the methods discussed above, there can be no assurances that such methods will prove successful.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the fiscal years ended December 31, 2015 and 2014 are attached hereto as F-1 through F-11.

INFRASTRUCTURE DEVELOPMENTS CORP.

Twelve Months Ended December 31, 2015 and December 31, 2014

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

   Phone: 408-896-4405 | pmohapatra@pinakiassociates.com

INDEPENDENT AUDITOR’S REPORT

To The Board of Directors

Infrastructure Developments Corp.

299 S. Main Street, 13th Floor

Salt Lake City

Utah 84111

We have audited the accompanying consolidated balance sheets of Infrastructure Developments Corp. and subsidiaries as of December 31, 2015, December 31, 2014 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infrastructure Developments Corp. and subsidiaries as of December 31, 2015, and December 31, 2014, and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

s/d

Pinaki & Associates LLC.

Newark, DE

April 29, 2016

INFRASTRUCTURE DEVELOPMENTS CORP Balance Sheets
	As of	As of
Assets	December 31, 2015	December 31, 2014
Current assets:
Cash	$ 6,931	$ 2,647
Receivables, net	-	-
Inventories	-	-
Prepaid expenses	-	-
Notes receivable	-	-
Other current assets	4,386	28,747

Total current assets	11,317	31,394

Property and equipment, net	76,500	12,776
Investment in ORBIS	-	-
Investment in related party entity	-	-

Total Assets	87,817	44,170

Liabilities and Stockholders' Equity

Current liabilities:
Notes Payable	163,782	237,810
Accounts payable	-	1,859
Accrued expenses and other current liabilities	120,377	122,885

Total current liabilities	284,159	362,554

Long-term debt	-	-

Total liabilities	284,159	362,554

Commitments and contingencies	-	-

Shareholders' Equity
Common stock:
Authorized: 3,000,000,000 Common shares with $0.001 par value
Issued: 1,156,791,324 shares	996,791	1,113,775
Preferred stock:
Authorized: 10,000,000 Preferred shares with $0.001 par value
Issued : 0	-	-
Additional paid-in capital	(952,381)	(1,125,760)
Retained earnings	(240,752)	(306,399)
Equity Funds	(196,342)	(318,384)

Total Liabilities and Stockholders' Equity	$ 87,817	$ 44,170

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP Statements of Operations For the periods ending December 31, 2015 and 2014
	Period Ended December 31, 2015	Period Ended December 31, 2014
Revenues:
Contract Income	$ 29,622	$ 205,101
Project Management Contracts	-	-

Total Revenues	29,622	205,101

Direct costs - Cost of Goods Sold	14,690	141,094

Gross Profit	14,932	64,007

Operating expenses:
General, selling and administrative expenses	172,569	121,978
Salaries and wages	16,426	71,169

Total operating expenses	188,995	193,147

Income (Loss) from operations	(174,063)	(129,140)

Other income (expense):
Interest Income/(Expense)	(7,842)	-
Loss on Goodwill write-off	-	(102,681)
Foreign Exchange Gain/(Loss)	(199)
Gain on Sale of assets	273	-
Gain on Divestment	241,824	-
Income on Battery Bank Backup System	5,650	-
Other income (expense)	4	-

Total other income (expense)	239,710	(102,681)

(Loss) Income before Income Taxes	65,647	(231,821)

Provision for income taxes	-	-

NET INCOME/(LOSS)	$ 65,647	$ (231,821)

Basic Income (Loss) Per Share	0.000062	(0.000301)

Fully Diluted Income (Loss) Per Share	0.000062	(0.000301)

Basic Weighted Ave. No. of Shares O/S	1,066,731,602	771,441,063

Fully Diluted Weighted Ave. No. of Shares O/S	1,066,731,602	771,441,063

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP. Statements of Stockholders' Equity For the periods through December 31, 2015
			Additional
	Common Stock		Paid-in	Retained
	No. of Shares	Amount	Capital	Earnings	Total

Balance December 31, 2013	500,774,657	$ 500,775	$ 8,705,141	$ (9,318,039)	$ (112,123)

Common Stock Issued @$0.001 per share against Notes (ADA)	2,000,000	2,000.00	2,000.00		4,000.00
Common Stock Issued @$0.001 per share to SJ against Investment to Orbis	160,000,000	160,000.00	0.00		160,000.00
Inter-account adjustment			(9,236,901.00)	9,226,412.00	(10,489.00)
Common Stock Issued @$0.001 per share against Notes (ADA)	10,000,000	10,000.00	5,000.00		15,000.00
Conversion of Preferred Stock to Common Stock @$0.001 per share	(9,000,000)	(9,000.00)	(246,928.46)		(255,928.46)
	450,000,000	450,000.00	(194,071.54)		255,928.46
Net Loss during the year				(214,773.00)	(214,773.00)

Balance, December 31, 2014	1,113,774,657	1,113,775	(965,760)	(306,400)	(158,385)

Common stock issued @$0.001 per share against Payable (Salary)	16,666,667	16,666.67	8,333.33		25,000.00
Common stock issued @$0.001 per share against Notes (Nils Ake Jakobsson)	26,350,000	26,350.00	5,045.00		31,395.00
Net loss during the 1st qtr 2015				(52,064.00)	(52,064.00)
Net loss during the 2nd qtr 2015				(44,366.00)	(44,366.00)
Treasury Stock (@$0.001 per share against Investment in Orbis)	(160,000,000)	(160,000.00)			(160,000.00)
Net income during the 3rd qtr 2015				176,943.00	176,943.00
Net loss during the 4th qtr 2015				(14,865.00)	(14,865.00)

Balance, December 31, 2015	966,791,324	$ 996,791	$ (952,382)	$ (240,752)	$ (196,342)

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP. Consolidated Statements of Cash Flow For the periods ending December 31, 2015 and 2014
	Period Ended December 31, 2015	Period Ended December 31, 2014
Cash flows from operating activities:
Net income (loss)	$ 65,647	$ (231,821)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	11,780	6,661
(Gain) Loss on disposition of assets	(241,824)	-
Impairment on Intangible Assets	-	102,681
Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	3,411	(3,411)
Other current assets	20,950	(6,834)
Other assets	-	-
Increase (decrease) in:
Notes Payable	-	-
Accounts payable	(1,859)	95,488
Accrued liabilities	(2,508)	-

Net cash provided by (used in) operating activities	(144,403)	(37,236)

Cash flows from investing activities:
Purchase of property and equipment	(75,504)	-
(Increase) Decrease in note receivable	-	-
Increase in goodwill due to acquiring business	-	(102,681)
Proceeds from sale of Investments	-	-
Payments received on notes receivable	-	-

Net cash provided by (used in) investing activities	(75,504)	(102,681)

Cash flows from financing activities:
Proceeds from notes payable	146,782	139,207
Change in notes payable	21,014	-
Common Stock issued against services	25,000	-
Common Stock issued against debt	31,395	-
Common Stock re-acquired and retired	(160,000)	-
Additional paid-in capital on common stock retired	160,000	-
Increase (Decrease) in long Term Debt	-	-
Change in Additional Paid-in Capital	-	-
Change in Retained Earnings	-	-

Net cash provided by (used in) financing activities	224,191	139,207
Net increase (decrease) in cash and cash equivalents	4,284	(710)

Cash and cash equivalents at beginning of year	2,647	3,357

Cash and cash equivalents at end of period	$ 6,931	$ 2,647

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements for the Periods Ended December 31, 2015 and 2014

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

Effective June 25, 2014, the Company acquired the assets, business, and operations of Orbis Real Estate ("Orbis"), a real estate brokerage firm based in Dubai, United Arab Emirates. The transaction involves issuance of the Company's common shares in return for full control of Orbis’ business. The owners of Orbis became insider shareholders of the Company. Accordingly Orbis is accounted for as the predecessor to the Company and the historical financial statements are presented as those of the Company through June 25, 2015 after which the financial statements are consolidated with those of Infrastructure Developments Corp.

On July 1, 2015 the Company agreed to divest Orbis back to its original owners.  Consideration to the Company included the return of the 160,000,000 shares issued to the owners of Orbis, and the assumption by the original owners of all Orbis liabilities as of June 30, 2015.  The Company has returned the 160,000,000 shares back to its treasury, and did not consolidate the Orbis financial statements after June 30, 2015.

The Company is a global engineering and project management business that provides services through a network of consultants located in markets where the Company either has active projects, is bidding on projects, or is investigating project opportunities and opportunities to market its Wing House mobile shelters and alternative energy products.

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

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements for the Periods Ended December 31, 2015 and 2014

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

a.     Principles of Consolidation

The financial statements herein include the operations of the Orbis up to June 30, 2015.  For the periods subsequent to the acquisition date of June 25, 2014, up to June 30, 2015, the financial statements are herein reflect the consolidated financial position and operations of the Company and Orbis. All intercompany transactions and balances have been eliminated in consolidation.

b.     Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents.

c.     Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received. A trade receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual pay date.  The allowance for doubtful receivables was $-0- as of December 31, 2015 and December 31, 2014.

d.   Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property and equipment are determined using the straight line method over the estimated useful lives (usually ten years) of the assets or terms of the leases.  Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on the sale of property and equipment are reflected in operations. During 2015 the Company purchased a Wing House for $85,000 which has been capitalized as a fixed asset (with a depreciation for 2015 of $8,500).

e.   Revenue Recognition

Revenues from Sales and Services consist of revenues earned in activity by the Company and Orbis though real estate brokerage, project & construction management, sales of Wing Houses, and misc. services provided.  All sales/service revenue is recognized when the sale/service is complete and the Company has determined that the sale/service proceeds are collectible.

f.   Stock Based Compensation

The Company adopted ASC Topic No. 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC Topic No. 718. The Company issued no compensatory options to its employees during the year ended December 31, 2015 and the year ended December 31, 2014.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements for the Periods Ended December 31, 2015 and 2014

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

h.  Advertising

The Company expenses the cost of advertising as incurred.  For the period ended December 31, 2015 and the year ended December 31, 2014, the Company had $0 and $21,511 advertising expenses, respectively.

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

k. Impairment of Long-Lived Assets

The Company reviews long-lived assets such as property, equipment, investments and definite-lived intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  As required by ASC Topic 360, the Company uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining economic useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. The Company recorded an impairment of its intangible assets of $-0- and $102,681 for the years ended December 31, 2015 and 2014, respectively.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements for the Periods Ended December 31, 2015 and 2014

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

NOTE 4 – SHORT-TERM NOTES PAYABLE

The Company has from time to time short-term borrowings from various unrelated and related entities.  These advances are non-interest bearing, unsecured and due upon demand. Because of the short-term nature of the notes the Company has not imputed an interest rate.  The Company owed $163,782 and $237,810 for short term notes payable as of December 31, 2015 and 2014, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had $0 notes payable to related parties as of December 31, 2015 and $17,101 as of December 31, 2014.

INFRASTRUCTURE DEVELOPMENTS CORP.

Notes to the Financial Statements for the Periods Ended December 31, 2015 and 2014

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

b. Issuances

On July 1, 2015 the Company acquired back and retired the 160,000,000 shares issued in June 2014 to Sagar Joseph Choran when it acquired its ownership of Orbis Real Estate.

As of December 31, 2015, the Company had 996,791,324 shares of common stock and no preferred stock issued and outstanding.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

The Company identified the following material weakness: Lack of Appropriate Independent Oversight.

The board of directors has not provided an appropriate level of oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting since there are, at present, no independent directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions.  While this control deficiency did not result in any audit adjustments to our 2015 or 2014 interim or annual period financial statements, it could have resulted in material misstatement that might have been prevented or detected by independent oversight. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2015, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position(s) and Office(s)
Eric Montandon	51	Chief Executive Officer, Chief Financial Officer and Director
Cyril Means III	48	Director

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

Business Experience:

Mr. Montandon joined the board of directors of Asia8, Inc., in 2000 and became its CEO and CFO. He and was instrumental in Asia8, Inc.’s acquisition and development of World Wide Auctioneers, Ltd. His primary business focus has been on those two companies and WWA Group, Inc., since 2003.  Mr. Montandon is no longer responsible for the overall management of these companies, as of 2014  In 1994 Mr. Montandon was involved in forming Momentum Asia, Inc., a design and printing operation in Subic Bay, Philippines. He operated this company as its CEO until the middle of 2000. Between 1988 and 1992 he worked for Winius-Montandon, Inc. as a commercial real estate consultant and appraiser in Phoenix, Arizona.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is unaware of any persons or entities which, during the period ended December 31, 2015, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

Executive compensation for the years ended December 31, 2015 and 2014 was $0.  Our current chief executive officer and chief financial officer earned no compensation due to cash flow restrictions.

Summary Compensation Table

The following table provides summary information for the years ended December 31, 2015 and 2014 concerning cash and non-cash compensation paid or accrued to or on behalf of (i) the chief executive officer, (ii) the two most highly compensated executive officers other than the chief executive officer if compensated over $100,000 and (iii) additional individuals if compensated over $100,000.

Executives Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Eric Montandon* CEO,CFO and Director	Dec. 31, 2015 Dec. 31 2014	- -	- -	- -	- -	- -	- -	- -	- -

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 970,441,324 shares of common stock issued and outstanding as of April 25, 2016 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner*	Class of Stock	Amount of Beneficial Ownership	Percentage of Beneficial Ownership per Class of Stock
Directors and Officers
Eric Montandon P.O. Box 17774 Jebel Ali Free Zone, Dubai UAE	Common	38,000,000	3.92%
Cyril Means P.O. Box 17774 Jebel Ali Free Zone, Dubai, UAE	Common	0	0
All executive officers and directors as a group	Common	38,000,000	3.92%
Beneficial owners greater than 5%
Nils Jakobsson Palangevagen 1 Kalix, Sweden 95251	Common	53,237,300	5.49%
Mohammed Vardalia 22 Ripley Rd., Seven Kings Ilford Essex, UK IG3 9HB	Common	100,000,000	10.30%

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

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Pinaki & Associates LLC (“Pinaki”) for professional services rendered for the past two fiscal years:

Fee Category	Fiscal December 31, 2014 Fees ($)	Fiscal December 31, 2015 Fees ($)
Audit Fees	9,000	9,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-11, and are included as part of this Form 10-K:

Financial Statements of the Company for the fiscal years ended December 31, 2015 and December 31, 2014:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b)

Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 32 of this Form 10-K, and are incorporated herein by this reference.

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

Infrastructure Developments Corp.	Date
/s/ Eric Montandon By: Eric Montandon Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director	May 3, 2016

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Eric Montandon Eric Montandon Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director	May 3, 2016
/s/ Cyril Means Cyril Means Director	May 3, 2016

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