Form 10-Q
period 2016-03-31
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2016-05-20
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 16, 2016, the number of shares outstanding of the issuer’s common stock, $0.001 par value, was 996,791,324.

.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31,

2015 (audited)

4

Unaudited, Consolidated Statements of Operations for the three month periods ended March 31, 2016 and March 31, 2015

5

Unaudited, Consolidated Statements of Cash Flows for the three month periods ended

March 31, 2016 and March 31, 2015

6

Notes to Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

20

Item 4.

Controls and Procedures

21

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

21

Item 1A.

Risk Factors

21

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3.

Defaults upon Senior Securities

24

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

INFRASTRUCTURE DEVELOPMENTS CORP. Balance Sheets
	As of	As of
Assets	March 31, 2016	December 31, 2015

Current assets:
Cash	$ 434	$ 6,931
Other current assets	4,686	4,386

Total current assets	5,120	11,317

Property and equipment, net	72,250	76,500

Total Assets	77,370	87,817

Liabilities and Stockholders' Equity

Current liabilities:
Notes Payable	161,782	163,782
Accrued expenses and other current liabilities	121,998	120,377

Total current liabilities	283,780	284,159

Long-term debt	-	-

Total liabilities	283,780	284,159

Commitments and contingencies	-	-

Shareholders' Equity
Common stock:
Authorized: 3,000,000,000 common shares with $0.001 par value	996,791	996,791
Issued: 996,791,324 shares

Preferred stock:
Authorized: 10,000,000 preferred shares with $0.001 par value	-	-
Issued: 0

Additional paid-in capital	(952,381)	(952,381)

Retained earnings	(250,820)	(240,752)

Equity Funds	(206,410)	(196,342)

Total Liabilities and Stockholders' Equity	$ 77,370	$ 87,817

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP. Statements of Operations
	For The Quarter	For The Quarter,
	Ended March 31, 2016	Ended March 31, 2015
Revenues:
Total Revenues	$ -	$ 16,962

Direct costs - Cost of Goods Sold	-	9,417

Gross Profit	-	7,545
Operating expenses:
General, selling and administrative expenses	6,147	48,968
Salaries and wages	-	10,641

Total operating expenses	6,147	59,609

Income (Loss) from operations	(6,147)	(52,064)
Other income (expense):
Interest Income/(Expense)	(3,921)	-

Total other income (expense)	(3,921)	0

(Loss) Income before Income Taxes	(10,068)	(52,064)

Provision for income taxes

NET INCOME/(LOSS)	$ (10,068)	$ (52,064)

Basic Income (Loss) Per Share	(0.000010)	(0.000047)

Fully Diluted Income (Loss) Per Share	(0.000010)	(0.000047)

Basic Weighted Ave. No. of Shares O/S	996,791,324	1,116,552,435

Fully Diluted Weighted Ave. No. of Shares O/S	996,791,324	1,116,552,435

 The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP. Statements of Cash Flow
	For The Quarter	For The Quarter
	Ended March 31, 2016	Ended March 31, 2015

Cash flows from operating activities:
Net income (loss)	$ (10,068)	$ (52,064)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	4,250	1,800
Changes in operating assets and liabilities:
Decrease (increase) in:
Other current assets	(300)	(32,808)
Increase (decrease) in:
Notes payable	(2,000)	63,689
Accounts payable	-	(597)
Accrued liabilities	1,621	(26,537)

Net cash provided by (used in) operating activities	(6,497)	(46,517)

Cash flows from investing activities:
Purchase of property and equipment	-	-

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Common Stock issued against debt	-	56,395

Net cash provided by (used in) financing activities	0	56,395

Net increase (decrease) in cash and cash equivalents	(6,497)	9,878

Cash and cash equivalents at beginning of year	6,931	2,647

Cash and cash equivalents at end of period	$ 434	$ 12,525

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

On July 1 the Company agreed to divest Orbis back to its original owners.  Consideration to the Company included the return of the 160,000,000 shares issued to the owners of Orbis, and the assumption of all Orbis liabilities as of June 30, 2015.  The Company has returned the 160,000,000 shares back to its treasury, and no longer consolidates the Orbis financial statements.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

a.     Principles of Consolidation

The financial statements up to June 30, 2015 include the operations of the Orbis. For the periods subsequent to the acquisition date of June 25, 2014, up to June 30, 2015, the financial statements reflect the consolidated financial position and operations of the Company and Orbis. All intercompany transactions and balances were eliminated in consolidation. The Company divested its ownership in Orbis Real Estate in July 2015 and no longer consolidates its financial statements.

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

e.   Revenue Recognition

Revenues from Sales and Services consist of revenues earned in activities by the Company though project & construction management, sales of Wing Houses, and misc. services provided.  All sales/service revenue is recognized when the sale/service is complete and the Company has determined that the sale/service proceeds are collectible.

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

h. Advertising

The Company expenses the cost of advertising as incurred. For the period ended March 31, 2016 and the period ended March 31, 2015, the Company had no as advertising expenses.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. Impairment of Long-Lived Assets (Continued)

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  In addition, depreciation of the asset ceases. During the period ended March 31, 2016 and March 31, 2015, no amounts were written off from the Company’s long-lived assets.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had no payables to related parties as of March 31, 2016 and December 31, 2015.

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

b. Outstanding

As of March 31, 2016, the Company had 996,791,324 shares of common stock and no preferred stock issued and outstanding.

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

IDVC holds distribution rights for the Wing House in Southeast Asia, a region that the OECD expects to maintain a “robust” average of 5.5% over the next five years.  Southeast Asian nations have abundant use for rapidly deployable, easily moveable prefabricated structures: large infrastructure projects, mining and other resource-extraction industries, mobile classrooms, disaster relief, refugee housing, and temporary offices are among the niches open for the Wing House in Southeast Asia. Southeast Asia’s rapid growth and multiple product niches make the region IDVC’s primary target for marketing the Wing House.

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

IDVC is a licensed marketing agent for solar energy systems designed and sold by First Energy Systems Provider Inc in the Philippines, Cambodia, and the United Arab Emirates. These systems are fully integrated use-ready installations, and prices include installation and system design tailored to the user’s needs. All the system owner needs to do is turn the system on and watch energy costs shrink. Most users will find that the cost of the installation can be recovered in five years… after that, power is essentially free.

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

Analysis of Financial Condition and Results of Operations

For the three month period ended March 31, 2016, the Company generated no income from sales of Wing Houses or alternative energy products and services, but generated general and administrative expenses and direct expenses related to its marketing efforts and overhead.

Net Losses

Net loss for the three month period ended March 31, 2016, was $10.068 as compared to $52,064 for the three month period ended March 31, 2015.  Net losses decreased due to the divestiture of Orbis.  The Company is confident that it will transition to net income in the next twelve months based on the anticipated development of its Wing House and alternative energy businesses.

Net Revenues

Net revenue for the three month period ended March 31, 2016 was $0 as compared to $16,962 for the three month period ended March 31, 2015.  Loss of revenue for the current period is due to the divestiture of Orbis Real Estate on July 1, 2015. We expect net revenues to increase over the next twelve months as a result of our development of our Wing House and alternative energy businesses.

Gross Profit

Gross profit for the three month period ended March 31, 2016, was $0 as compared to $7,545 for the three month period ended March 31, 2015.  We expect gross income to increase over the next twelve months as revenues increase and cost of sales decrease as a percentage of revenues.

Operating Expenses

Operating expense for the three month period ended March 31, 2016, was $6,147 as compared to $59,609 for the three month period ended March 31, 2015.  Operating expenses decreased due to the divestiture of Orbis.

Other Income/(Expense)

Oher expense for the three month periods ended March 31, 2016 were $3,921, compared to 0 income or expense for the three months ending March 31, 2015.  Other expense came from interest expense.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of March 31, 2016 we had a working capital deficit of $278,660, compared to a working capital deficit of $272,842 as of December 31, 2015.

Cash flows used in operating activities for the three month period ended March 31, 2016 was $6,497, as compared to $46,517 used by operating activities in the three months ending March 31, 2016.  Cash flow used in operating activities decreased in 2016 due to a decrease in net losses.

There was no cash used or generated by investing or financing activities in the three month period ending March 31, 2016.  We expect to use cash flow in investing activities over the next twelve months as we develop our Wing House and energy.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. For the period ending March 31, 2016, we were unable to assert that our internal controls were effective. Accordingly, our shareholders could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

May 16 2016

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