Form 10-Q
period 2016-06-30
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2016-08-29
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 27, 2016, the number of shares outstanding of the issuer’s common stock, $0.001 par value, was 1,186,194,524.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31,

2015 (audited)

Unaudited, Consolidated Statements of Operations for the three and six month periods ended June 30, 2016 and June 30, 2015

Unaudited, Consolidated Statements of Cash Flows for the six month periods ended

June 30, 2016 and June 30, 2015

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

26

Signatures

27

Index to Exhibits

28

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

INFRASTRUCTURE DEVELOPMENTS CORP. Condensed Combined Financial Information Consolidated Balance Sheets As at June 30, 2016

	As of	As of
Assets	June 30, 2016	December 31, 2015
Current assets:
Cash	$ 145	$ 6,931
Receivables, net	31,056	-
Other current assets	4,686	4,386

Total current assets	35,887	11,317

Property and equipment, net	-	76,500

Total Assets	35,887	87,817

Liabilities and Stockholders' Equity
Current liabilities:
Notes Payable	-	163,782
Accounts payable	-	-
Accrued expenses and other current liabilities	36,473	120,377

Total current liabilities	36,473	284,159

Long-term debt	-	-

Total liabilities	36,473	284,159

Commitments and contingencies	-	-

Shareholders' Equity
Common stock:
Authorized: 3,000,000,000 Common shares with $0.001 par value	1,186,195	996,791
Issued : 1,186,194,524 shares

Preferred stock:
Authorized: 10,000,000 Preferred shares with $0.001 par value	-	-
Issued : 0

Additional paid-in capital	(952,381)	(952,381)

Retained earnings	(234,399)	(240,752)

Equity Funds	(586)	(196,342)

Total Liabilities and Stockholders' Equity	$ 35,887	$ 87,817

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP. Condensed Combined Financial Information Consolidated Statements of Operations

	For The Quarter Ended June 30, 2016	For The Quarter Ended June 30, 2015	For The Six Months Ended June 30, 2016	For The Six Months Ended June 30, 2015
Revenues:
Contract Income	$ -	$ 12,660	$ -	$ 29,622
Wing House Sales	90,000	-	90,000	-
Total Revenues	90,000	12,660	90,000	29,622

Direct costs - Cost of Goods Sold	68,000	5,273	68,000	14,690

Gross Profit	22,000	7,387	22,000	14,932
Operating expenses:
General, selling and administrative expenses	7,231	46,048	13,378	95,015
Salaries and wages	3,000	5,784	3,000	16,426
Total operating expenses	10,231	51,832	16,378	111,441

Income (Loss) from operations	11,769	(44,445)	5,622	(96,509)
Other income (expense):
Interest Income/(Expense)	(8,423)	-	(12,344)	-
Gain on ISI Thailand Payable Write-off	8,575	-	8,575	-
Foreign Exchange Gain/(Loss)	-	(199)	-	(199)
Gain on Sale of assets	-	273	-	273
Gain on Conversion of Debt	4,500	-	4,500	-
Other income (expense)	-	5	-	5
Total other income (expense)	4,652	79	731	79

(Loss) Income before Income Taxes	16,421	(44,366)	6,353	(96,430)
Provision for income taxes	-	-	-	-
NET INCOME/(LOSS)	$ 16,421	$ (44,366)	$ 6,353	$ (96,430)

Basic Income (Loss) Per Share	0.000016	(0.000038)	0.000006	(0.000085)
Fully Diluted Income (Loss) Per Share	0.000016	(0.000038)	0.000006	(0.000085)
Basic Weighted Ave. No. of Shares O/S	996,791,324	1,156,791,324	996,791,324	1,136,671,879
Fully Diluted Weighted Ave. No. of Shares O/S	996,791,324	1,156,791,324	996,791,324	1,136,671,879

The accompanying notes are an integral part of these consolidated financial statements.

INFRASTRUCTURE DEVELOPMENTS CORP. Condensed Combined Financial Information Consolidated Statements of Cash Flows
	Period Ended June 30, 2016	Period Ended June 30, 2015

Cash flows from operating activities:
Net income (loss)	$ 6,353	$ (96,430)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	8,500	3,280
Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	(31,056)
Inventories	-
Prepaid expenses	-
Other current assets	(300)	(38,131)
Other assets	-
Increase (decrease) in:
Notes payable	(163,782)	(178,709)
Accounts payable	-	1,279
Accrued expenses and other current liabilities	(83,904)	(34,364)

Net cash provided by (used in) operating activities	(264,189)	(343,075)

Cash flows from investing activities:
Purchase of property and equipment	-	-
Proceeds from disposal of assets	68,000	5,184

Net cash provided by (used in) investing activities	68,000	5,184

Cash flows from financing activities:
Common Stock issued against debt	189,403	56,395

Net cash provided by (used in) financing activities	189,403	56,395

Net increase (decrease) in cash and cash equivalents	(6,786)	(281,496)

Cash and cash equivalents at beginning of year	6,931	2,647

Cash and cash equivalents at end of period	$ 145	$ (278,849)

The accompanying notes are an integral part of these consolidated financial statements.

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

In the three month period ending June 30, 2016 the Company sold its owned inventory of one Wing House, repaid a note payable of $65,379, converted a total of $189,403 in notes payable to common stock at par value $0.001 per share, and added an additional member to its board of directors.  In June 2016 the company also signed an agreement to acquire Bidlive Management FZE, a U.A.E. based entity that provides a software platform for webcasting live auctions to bidders.  The acquisition closed on August 23, 2016.

The Company is planning on developing the Bidlive business plan in several international markets.  Its’ project management business still provides services through a network of consultants and subsidiaries located in markets where the Company either is investigating project opportunities or opportunities to market its Wing House mobile shelters.  The Company is also marketing alternative energy products such as solar panel, battery back-up systems, and magnetic transducer generators.

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

June 30, 2016

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

a.     Principles of Consolidation

The financial statements up to June 30, 2015 include the operations of the Orbis. For the periods subsequent to the acquisition date of June 25, 2014, up to June 30, 2015, the financial statements reflect the consolidated financial position and operations of the Company and Orbis. All intercompany transactions and balances have been eliminated in consolidation.  The consolidation was discontinued after July 1, 2105.

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

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

June 30, 2016

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

h. Advertising

The Company expenses the cost of advertising as incurred. For the period ended June 30, 2016 and the period ended June 30, 2015, the Company had NIL as advertising expenses.

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

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

June 30, 2016

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  In addition, depreciation of the asset ceases. During the period ended June 30, 2016 and June 30, 2015, no amounts were written off from the Company’s long-lived assets.

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

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

June 30, 2016

NOTE 4 – SHORT-TERM NOTES PAYABLE

The Company has from time to time short-term borrowings from various unrelated and related entities.  These advances are typically non-interest bearing, unsecured and due upon demand. Because of the short-term nature of the notes the Company has not imputed an interest rate.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had a balance of $18,837 in payables to related parties as of June 30, 2016, and $61,830 as of December 31, 2015.

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

b. Outstanding

As of June 30, 2016, the Company had 1,186,194,524 shares of common stock and no preferred Stock issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the Company has evaluated subsequent events through the date which the financial statements were available to be issued.  In June 2016 the company also signed an agreement to acquire Bidlive Management FZE, a U.A.E. based entity that provides a software platform for webcasting live auctions to bidders. The acquisition closed on August 23, 2016.  The Company will consolidate all financial statements and operations of Bidlive subsequent to the closing date.  The Company is not aware of any other subsequent events which would require recognition or disclosure in the financial statements.

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

Since the divestiture of Orbis, the Company sold back-up solar /battery power systems and Wing Houses for a total of $100,000 in gross revenue; borrowed and repaid $65,379 to a short term lender; converted a total of $189,403 in notes payable to common stock at par value $0.001 per share; and added two additional member to its board of directors.  In June 2016 the company also signed an agreement to acquire Bidlive Management FZE, a U.A.E. based entity that provides a software platform for webcasting live auctions to bidders.  The acquisition closed on August 23, 2016.

The Company

The Company’s operations and plans have been significantly impacted by global developments in 2015. In particular, the sustained downturn in global oil and commodity prices had significant repercussions in the Gulf Cooperation Council economies, notably the United Arab Emirates (UAE).  The 2015 sustained slowdown in the UAE caused IDVC to divest its interest in Orbis Realty on June 30, 2015, retiring 160,000,000 shares of common stock in the process and incurring no loss. IDVC has also reduced its emphasis on energy-related markets in the Middle East and the U.S. in its marketing plans for the Wing House mobile shelters.

However, since the downturn in certain markets where the company operates, and the June 2015 divestiture of Orbis, the Company generated net profit in the full year of 2015 and the six months ending June 30, 2016.  The Company has also virtually eliminated all its debt with minimal stockholder dilution, is carrying no depreciating assets, and accruing only nominal expenses.

The Company is focused on developing the Bidlive business plan in several international markets.  Our project management business still provides services through a network of consultants and subsidiaries located in markets where the Company either is investigating project opportunities or opportunities to market its Wing House mobile shelters.  The Company is also marketing alternative energy products such as solar panel, battery back-up systems, and magnetic transducer generators.

Bidlive Webcasting Platform

Bidlive is a state of the art live webcasting and bidding software platform developed by its Philippines based back office IT partner over the past three years.  The Bidlive system is not a static timed on line listing and bidding platform.  It is an interactive software designed to allow bidders to participate in a live event and bid in real time, in return for a nominal on-line buyer fee paid for items won at an event.

Bidlive webcasted 66 auctions for five separate physical auction companies from October 2015 to August 15, 2016.  Prior to the inception of Bidlive Management, the software platform was beta tested at 100 live auctions held by five different auction houses in 2013 to 2015.  More information about Bidlive can be seen at www.bidlive.bid.

The goal of the Company and Bidlive staff is to become one of the world’s largest international auction company without being an auctioneer.  Bidlive’s unique interactive software offers features to bidders and auction houses that no other webcasting platform can offer.  Unique advantages include a wide variety of goods for auction in the segmented industry of construction, industrial and transport, serving sellers and buyers in countries outside of the insulated United States market.

Bidlive’s database of over 12,000 bidders is growing daily.  With virtually no cost to use the Bidlive platform, auction houses are signing up to use the system and access the active bidder database owned by Bidlive.

Bidlive founders have worked in the auction and IT industry for 15 years.  Bidlive is entirely different from an on-line only auction platform, as it is a technology designed and used to enhance and modernize the traditional business of live auctions.  The Bidlive business plan is based on the proven assumption that physical auction houses need on-line bidders, and bidders need access to more auctions, more goods, and more variety in location and bidding experience.

Bidlive operates a sophisticated online bidding system optimized for equipment, vehicle, and industrial auctions. The system serves three distinct customer categories:

1.

Physical auctioneers - That do not yet offer online bidding can add an online bidding capacity to their auctions using the Bidlive platform. Bidlive allows auctioneers to take their business online immediately, with no up-front cost and without the time and expense of developing their own online bidding capacity.

2.

Owners of auctionable assets - Can hold online auctions directly without setting up a physical auction, using Bidlive’s Live Virtual Auction format.

3.

Online bidders - Can use Bidlive to bid on vehicles, equipment, and industrial assets in multiple locations around the world with a single registration and qualification.

The Bidlive platform is entirely web-based, requires no software download, and operates seamlessly on all common operating systems and device types. The system is designed to function even in areas with limited internet speed.

Bidlive is the first online auction host to target the international market, where online bidding in vehicle, industrial, and equipment auctions is just beginning to emerge and many physical auctioneers still have no online bidding capacity. Bidlive is thus bringing a proven product and concept to a new marketplace. Bidlive is also the first online auction host to focus specifically on equipment, vehicle, and industrial auctions. Bidlive’s bidder database is composed of over 12,000 confirmed buyers in vehicle, equipment, and industrial auctions and a regular mailing list of over 50,000, a major consideration for auctioneers who need to target this specific and highly specialized bidder base.

Bidlive provides a one-stop, single-registration portal, where all items for auction offered by multiple auction companies and consignors are listed in one master search engine.  Pooling the offerings of multiple local and regional auctioneers in a single easily searchable format allows these auctioneers to achieve the global reach and economy of scale needed to compete in the worldwide online equipment auction market, and the unique ability to purchase from multiple auctions with a single registration/qualification process and a highly effective search engine and bidding interface is extremely attractive to the international bidder base.

Bidlive is designed to take advantage of multiple growth drivers. The second hand vehicle, equipment, and industrial asset market is growing, the share of this market served by auctioneers is growing rapidly, and online bidding, especially in the international market, has enormous growth potential. In mature markets such as the US and Canada vehicle and equipment auctioneers routinely make 30-40% of sales online, and Bidlive believes that these figures will eventually be replicated in the international market.  One of Bidlive’s newest auction clients, Euro Auctions, is reporting that up to 40% of all auction sales at physical auctions in Europe are now bought by on line bidders.  By entering this market ahead of competitors with a superior system, Bidlive intends to become the dominant player in this market.

In the 66 auctions Bidlive has webcasted from October 2015 to August 15, 2016, a total of 9,775 lots were sold at these auctions for a total value of $58,000,000.  Bidlive bidders won over 300 of these lots and comprised about 2% of total sales volume.  The percentage of sales to Bidlive bidders is growing each month, and Bidlive is webcasting a total of more than 6,000 lots in six live auctions over the 25 day period from August 15, 2015.  The 6,000 lots over a 25 day period is equal to almost 65% of the entire number of lots sold in October 2015 to August 15, 2016.  These actual numbers indicate the current and future growth potential of the business model.

Wing House Mobile Shelters

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

Analysis of Financial Condition and Results of Operations

For the three month period ended June 30, 2016, the Company generated income from sales of Wing Houses, and reduced its short term debt.  We generated general and administrative expenses and direct expenses related to marketing efforts and overhead.

Net Income

Net income for the three month period ended June 30, 2016, was $16,421 as compared to net losses of $10,068 in the three months ending March 31, 2016 and losses of $44,366 for the three month period ended June 30, 2015.  The Company generated net income of $65,647 for full year 2015.  The transition to net income from net losses was due to the profit on Wing House sales in the period, gains on settlements of payables, and the divestiture of Orbis at June 30, 2015.  The Company is confident that it will remain profitable in the next twelve months based on the anticipated development of its Bidlive, Wing House and alternative energy businesses.

Net Revenues

Net revenue for the three month period ended June 30, 2016 was $90,000 as compared to $0 in the three month period ending March 31, 2016, and $12,660 for the three month period ended June 30, 2015.  We expect net revenues to increase over the next twelve months as a result of development of our Bidlive, Wing House and alternative energy businesses.

Gross Profit

Gross profit for the three month period ended June 30, 2016 was $22,000, compared to the March 31, 2016 quarter during which gross profit was $0.  Gross profit was $7,387 for the three month period ended June 30, 2015.  We expect gross income to increase over the next twelve months as revenues increase and cost of sales decrease as a percentage of revenues.

Operating Expenses

Operating expense for the three month period ended June 30, 2016 was $10,231 as compared to $6,147 for the three month period ended March 31, 2016, and $51,832 for the three months ending June 30, 2015.  Operating expenses have decreased due to the divestiture of Orbis.

Other Income/(Expense)

Oher income for the three month periods ended June 30, 2015 was $4,612, as compared to other expense of $3,921 in the March 31, 2016 and $79 in other income in the three months ending June 30, 2015.  Other income in the current period came from settlement of accrued expense liabilities.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of June 30, 2016 we had a working capital deficit of $586, compared to a working capital deficit of $196,342 as of December 31, 2015.

Cash flows used in operating activities for the three month period ended June 30, 2016 was $264,189, as compared to $6,497 used by operating activities in the three months ending March 31, 2016.  Cash flow used in operating activities increased in the current period due to substantial decrease in liabilities, and an increase in accounts payable.

There was $68,000 in cash flow generated by investing activities in the three month period ending June 30, 2016, from the sale of the wing house in the period.  Cash flow generated by financing activities was $189,403 in the current three month period from conversion of notes payable to common stock.  We expect to use cash flow in investing activities over the next twelve months as we develop our Bidlive subsidiary and other businesses.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

August 27, 2016

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

27