Form 10-K/A
period 2015-12-31
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2016-09-21
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K/A #1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

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

EXPLANATORY NOTE

Only Item 12 (page 39) is being amended due to a lack of complete information regarding the Company’s beneficial ownership at the time of filing. Only Item 12 is being amended. No other change to Infrastructure Development Corp’s 12/31/15 10K is being made.

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

Name and Address of Beneficial Owner*	Class of Stock	Amount of Beneficial Ownership	Percentage of Beneficial Ownership per Class of Stock
Directors and Officers
Eric Montandon P.O. Box 17774 Jebel Ali Free Zone, Dubai UAE	Common	38,000,000	3.92%
Cyril Means P.O. Box 17774 Jebel Ali Free Zone, Dubai, UAE	Common	0	0
All executive officers and directors as a group	Common	38,000,000	3.92%
Beneficial owners greater than 5%

NILS JAKOBSSON Palangevagen 1 Kalix, Sweden 95251	Common	53,237,300	5.49%
Alfredo Alex S. Cruz III Unit 203 AIC Gold Tower Ortigas, Pasig City, Philippines	Common	92,190,175	9.5%
Mohammed Vardalia 22 Ripley Rd., Seven Kings Ilford Essex, UK IG3 9HB	Common	100,000,000	10.30%

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

39