Form 10-K/A
period 2015-12-31
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2017-02-03
CIK 1389415

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

*Explanatory Note: Filed to amend Audit report to state that the financial statements include both 2015 and 2014.

Pinaki & Associates LLC

Certified Public Accountants

625 Barksdale Rd., Ste# 113

Newark, DE  19711

   Phone: 408-896-4405 | pmohapatra@pinakiassociates.com

To The Board of Directors

Infrastructure Developments Corp.

299 S. Main Street, 13th Floor

Salt Lake City

Utah 84111

We have audited the accompanying consolidated balance sheets of Infrastructure Developments Corp. and subsidiaries as of December 31, 2015 and December 31, 2014 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2015 and December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

F-1