Form 10-K/A
period 2015-12-31
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2017-02-06
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K/A #2

(Mark One)

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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