Form 10-K/A
period 2015-12-31
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2017-02-06
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K/A #3

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

At April 25, 2016, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 970,441,324, and the number of shares outstanding of the registrant’s preferred stock, $0.001 par value, was 0.

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