Form 10-Q/A
period 2016-03-31
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2017-02-06
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A #1

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

EXPLANATORY NOTE: Amended to fix heading on page 7 (notes) to indicate correct Company name and period.

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

March 31, 2016

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

7