Form 10-Q
period 2016-09-30
INFRASTRUCTURE DEVELOPMENTS CORP.
filed 2017-03-27
CIK 1389415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 24, 2017, the number of shares outstanding of the issuer’s common stock, $0.001 par value, was 1,186,194,524.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31,

2015 (audited)

4

Unaudited, Consolidated Statements of Operations for the three and nine month periods ended September 30, 2016 and September 30, 2015

5

Unaudited, Consolidated Statements of Cash Flows for the nine month periods ended

September 30, 2016 and September 30, 2015

6

Notes to Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

21

Item 4.

Controls and Procedures

21

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

22

Item 1A.

Risk Factors

22

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

25

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

INFRASTRUCTURE DEVELOPMENTS CORP. Condensed Combined Financial Information Consolidated Balance Sheets

	As of	As of
Assets	September 30, 2016	December 31, 2015
Current assets:
Cash	130	6,931
Receivables, net	31,056	-
Other current assets	4,686	4,386
Total current assets	35,872	11,317

Property and equipment, net	-	76,500
Goodwill	-	-

Total Assets	35,872	87,817

Liabilities and Stockholders' Equity

Current liabilities:
Notes Payable	-	163,782
Accrued expenses and other current liabilities	49,995	120,377

Total current liabilities	49,995	284,159

Long-term debt	-	-

Total liabilities	49,995	284,159

Commitments and contingencies	-	-

Shareholders' Equity
Common stock:
Authorized: 3,000,000,000 Common shares $0.001 par value	1,186,195	996,791
Issued : 1,186,194,524 shares
Preferred stock:
Authorized: 10,000,000 Preferred shares $0.001 par value	-	-
Issued : -NIL-

Additional paid-in capital	(952,381)	(952,381)
Retained earnings	(247,936)	(240,752)

Equity Funds	(14,123)	(196,342)

Total Liabilities and Stockholders' Equity	35,872	87,817

INFRASTRUCTURE DEVELOPMENTS CORP. Condensed Combined Financial Information Consolidated Statements of Operations
	For The Quarter Ended September 30,	For The Quarter Ended September 30,	For The Nine Months Ended September 30,	For The Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Sale of Wing House	-	-	90,000	-
Buyers Premiums	-	-	-	-
Total Revenues	-	-	90,000	-
Direct costs - Cost of Goods Sold	-	-	68,000	-
Gross Profit	-	-	22,000	-
Operating expenses:
General, selling and administrative expenses	7,537	66,610	20,916	93,434
Salaries and wages	6,000	-	9,000	-
Total operating expenses	13,537	66,610	29,916	93,434

Income (Loss) from operations	(13,537)	(66,610)	(7,916)	(93,434)
Other income (expense):
Interest Income/(Expense)	-	(3,921)	(12,344)	(3,921)
Gain on ISI Thailand Payable Write-off	-	-	8,575	-
Gain on Conversion of Debt	-	-	4,500	-
Income on Battery Bank Backup System	-	5,650	-	5,650

Total other income (expense)	-	1,729	731	1,729

(Loss) Income before Income Taxes	(13,537)	(64,881)	(7,184)	(91,705)
Provision for income taxes
NET INCOME/(LOSS)	$ (13,537)	$ (64,881)	$ (7,184)	$ (91,705)

Basic Income (Loss) Per Share	(0.000011)	(0.000056)	(0.000007)	(0.000080)
Fully Diluted Income (Loss) Per Share	(0.000011)	(0.000056)	(0.000007)	(0.000080)
Basic Weighted Ave. No. of Shares O/S	1,194,527,857	1,156,791,324	1,062,703,502	1,143,378,361
Fully Diluted Weighted Ave. No. of Shares O/S	1,194,527,857	1,156,791,324	1,062,703,502	1,143,378,361

INFRASTRUCTURE DEVELOPMENTS CORP. Condensed Combined Financial Information Consolidated Statements of Cash Flow
	Period Ended September 30	Period Ended September 30
	2016	2015

Cash flows from operating activities:
Net income (loss)	$ (7,184)	$ (91,705)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	8,500	4,250
Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	(31,056)
Other current assets	(300)	24,361
Increase (decrease) in:
Notes payable	(163,782)	(83,003)
Accounts payable	-	(1,859)
Accrued liabilities	(70,382)	(7,529)

Net cash provided by (used in) operating activities	(264,204)	(155,486)

Cash flows from investing activities:
Purchase of property and equipment	-	(72,223)
Proceeds from sale of assets	68,000	-
Increase in goodwill due to acquiring business	-	-
Proceeds from sale of Investments	-	160,000

Net cash provided by (used in) investing activities	68,000	87,777

Cash flows from financing activities:
Common Stock issued against debt	189,403	56,395
Common stock issued against acquiring business	-	-
Common stock re-acquired and retired	-	(160,000)
Change in Retained Earnings	-	172,218

Net cash provided by (used in) financing activities	189,403	68,613

Net increase (decrease) in cash and cash equivalents	(6,801)	904

Cash and cash equivalents at beginning of year	6,931	2,647

Cash and cash equivalents at end of period	$ 130	$ 3,551

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

In the nine month period ending September 30, 2016 the Company sold its owned inventory of one Wing House, repaid a note payable of $65,379, converted a total of $189,403 in notes payable to common stock at par value $0.001 per share, and added an additional member to its board of directors.  In June 2016 the company also signed an agreement to acquire Bidlive Management FZE, (“Bidlive”) a U.A.E. based entity that provides a software platform for webcasting live auctions to bidders.  The acquisition closed on August 23, 2016, but was immediately reversed by mutual agreement due to disagreement over funding.

The Company’s project management business still provides services through a network of consultants and subsidiaries located in markets where the Company either is investigating project opportunities or opportunities to market its Wing House mobile shelters.  The Company is also marketing alternative energy products such as solar panel, battery back-up systems, and magnetic transducer generators.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

a.     Principles of Consolidation

The financial statements up to June 30, 2015 include the operations of the Orbis. For the periods subsequent to the acquisition date of June 25, 2014, up to June 30, 2015, the financial statements reflect the consolidated financial position and operations of the Company and Orbis. All intercompany transactions and balances have been eliminated in consolidation.  The consolidation was discontinued after July 1, 2015.

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

September 30, 2016

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

h. Advertising

The Company expenses the cost of advertising as incurred. For the period ended September 30, 2016 and the period ended September 30, 2015, the Company had NIL as advertising expenses.

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

Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  In addition, depreciation of the asset ceases. During the period ended September 30, 2016 and September 30, 2015, no amounts were written off from the Company’s long-lived assets.

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

o. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, investments, receivables, payables, and notes payable.  The carrying amount of cash, investments, receivables, and payables approximates fair value

INFRASTRUCTURE DEVELOPMENTS CORP.

Condensed Notes to the Financial Statements (Unaudited)

September 30, 2016

because of the short-term nature of these items.  The carrying amount of long-term notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

NOTE 4 – SHORT-TERM NOTES PAYABLE

The Company has from time to time short-term borrowings from various unrelated and related entities.  These advances are typically non-interest bearing, unsecured and due upon demand.  Because of the short-term nature of the notes the Company has not imputed an interest rate.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had a balance of $32,066 in payables to related parties as of June 30, 2016, and $61,830 as of December 31, 2015.

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

b. Outstanding

As of September 30, 2016, the Company had 1,186,194,524 shares of common stock and no preferred Stock issued and outstanding.

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

Since the divestiture of Orbis, the Company sold back-up solar /battery power systems and Wing Houses for a total of $100,000 in gross revenue; borrowed and repaid $65,379 to a short term lender; converted a total of $189,403 in notes payable to common stock at par value $0.001 per share; and added two additional member to its board of directors.  In June 2016 the company also signed an agreement to acquire Bidlive Management FZE, a U.A.E. based entity that provides a software platform for webcasting live auctions to bidders.  The acquisition closed on August 23, 2016, but was immediately reversed by mutual agreement due to a disagreement over funding.

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

The Company is focused on our project management business still provides services through a network of consultants and subsidiaries located in markets where the Company either is investigating project opportunities or opportunities to market its Wing House mobile shelters.  The Company is also marketing alternative energy products such as solar panel, battery back-up systems, and magnetic transducer generators.

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

Wing House Competition

The Wing House mobile shelter faces no direct competition as a prefabricated expandable container-based mobile shelter system, although a variety of site-built shelter options provide indirect competition.  Typical portable cabins used as temporary offices in some regions are much cheaper than the Wing Houses, but they (i) have a life span of much less than half that of a Wing House, (ii) cannot be moved and re-used without virtually rebuilding the units, (iii) can only be trucked as 35 square meters of cabin space per truck (as opposed to Wing House 80 square meter per truck folded in), and (iv) have inferior wiring, lighting, bath fixtures, and insulation.  The Wing Houses are competitively priced in certain markets, and for certain users that are looking for more modern and efficient workforce accommodation as opposed to the more utilitarian pre-fabricated structures used in the past.

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

The Company signed an agreement in October 2015 with EverForce Energy, Inc., a Toronto Canada based company that produces high capacity magnetic transducer generators, for distributing and installing power plants in various countries in the Middle East and Africa.  This business is expected to develop into a revenue stream for the Company in 2017.

Analysis of Financial Condition and Results of Operations

For the three month period ended September 30, 2016, the Company generated no income from operations.  We generated general and administrative expenses and direct expenses related to marketing efforts and overhead.

Net Income

Net losses for the three month period ended September 30, 2016, was $13,537 as compared to net income of $16,421 in the three months ending June 30, 2016, and net losses of $66,610 in the three months ending September 30, 2015.  The transition to net losses from net income in the current period was due to no sales of Wing Houses in the current three month period.  The Company is confident that it will return to profitability in the next twelve months based on the anticipated development of its Wing House and alternative energy businesses.

Net Revenues

Net revenue for the three month period ended September 30, 2016 was $0 as compared to $90,000 in the three month period ending June 30, 2016 and $0 in the three month period ending September 30, 2015.  We expect net revenues to increase over the next twelve months as a result of development of our Wing House and alternative energy businesses.

Gross Profit

Gross profit for the three month periods ended September 30, 2016 and September 30, 2015 was $0. We expect gross profit to increase over the next twelve months as our business develops.

Operating Expenses

Operating expense for the three month period ended September 30, 2016 was $13,537 as compared to $10,231 for the three month period ended June 30, 2016 and $66,610 in the three month period ending September 30, 2015.  Operating expenses decreased in the 2016 three month period due to lower direct expense and overhead.

Other Income/(Expense)

Oher income for the three month periods ended September 30, 2016 was $0, as compared to other income of $1,729 in the three months ending September 30, 2015.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

As of September 30, 2016 we had a working capital deficit of $14,123, compared to a working capital deficit of $196,342 as of December 31, 2015.

Cash flows used in operating activities for the nine month period ended September 30, 2016 was $264,204, as compared to $155,486 used by operating activities in the nine months ending September 30, 2015.  Cash flow used in operating activities increased in the current year to date period due to substantial decrease in liabilities, and an increase in accounts payable.

There was $68,000 in cash flow generated by investing activities in the nine month period ending September 30, 2016, from the sale of the wing house in the period.  Cash flow generated by financing activities was $189,403 in the current nine month period from conversion of notes payable to common stock.  We expect to use cash flow in investing activities over the next twelve months as we develop our  businesses.

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

We have no current plans to make any changes in the number of employees, with the exception of adding performance based compensated sales staff to expand the Bidlive business model.

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

March 27, 2017

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